Form 10-Q
period 2025-09-30
AMPHENOL CORP /DE/
filed 2025-10-24
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 OR

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

As of October 21, 2025, the total number of shares outstanding of the Registrant’s Class A Common Stock was 1,224,055,508.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,799.3	$3,317.0
Short-term investments	88.8	18.4
Total cash, cash equivalents and short-term investments	3,888.1	3,335.4
Accounts receivable, less allowance for doubtful accounts of $101.6 and $66.5, respectively	4,543.8	3,287.9
Inventories	3,300.1	2,545.7
Prepaid expenses and other current assets	651.9	517.0
Total current assets	12,383.9	9,686.0

Property, plant and equipment, less accumulated depreciation of $2,947.3 and $2,464.3, respectively	2,141.5	1,711.8
Goodwill	9,868.6	8,236.2
Other intangible assets, net	1,982.3	1,225.1
Other long-term assets	766.7	581.1
Total Assets	$27,143.0	$21,440.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$2,462.4	$1,819.4
Accrued salaries, wages and employee benefits	688.6	529.8
Accrued income taxes	252.9	199.0
Accrued dividends	201.9	199.5
Other accrued expenses	1,440.5	934.4
Current portion of long-term debt	937.6	401.7
Total current liabilities	5,983.9	4,083.8

Long-term debt, less current portion	7,129.5	6,484.4
Accrued pension and postretirement benefit obligations	150.2	129.8
Deferred income taxes	377.6	376.7
Other long-term liabilities	894.9	509.4
Total Liabilities	14,536.1	11,584.1

Redeemable noncontrolling interests	10.2	8.7

Equity:
Common stock	1.2	1.2
Additional paid-in capital	4,092.7	3,601.8
Retained earnings	9,155.0	7,105.0
Treasury stock, at cost	(220.9)	(199.7)
Accumulated other comprehensive loss	(507.7)	(716.3)
Total stockholders’ equity attributable to Amphenol Corporation	12,520.3	9,792.0

Noncontrolling interests	76.4	55.4
Total Equity	12,596.7	9,847.4
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$27,143.0	$21,440.2

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$6,194.4	$4,038.8	$16,655.7	$10,904.9
Cost of sales	3,835.1	2,681.9	10,599.1	7,245.9
Gross profit	2,359.3	1,356.9	6,056.6	3,659.0
Acquisition-related expenses	—	45.4	56.0	115.4
Selling, general and administrative expenses	657.0	492.0	1,854.7	1,340.4
Operating income	1,702.3	819.5	4,145.9	2,203.2

Interest expense	(80.7)	(55.7)	(238.1)	(150.1)
Other income (expense), net	19.3	11.2	44.1	48.5
Income before income taxes	1,640.9	775.0	3,951.9	2,101.6
Provision for income taxes	(385.8)	(166.1)	(851.8)	(412.0)
Net income	1,255.1	608.9	3,100.1	1,689.6
Less: Net income attributable to noncontrolling interests	(9.4)	(4.5)	(25.3)	(11.8)
Net income attributable to Amphenol Corporation	$1,245.7	$604.4	$3,074.8	$1,677.8

Net income attributable to Amphenol Corporation per common share — Basic	$1.02	$0.50	$2.53	$1.40

Weighted average common shares outstanding — Basic	1,221.8	1,204.9	1,215.7	1,202.4

Net income attributable to Amphenol Corporation per common share — Diluted	$0.97	$0.48	$2.41	$1.33

Weighted average common shares outstanding — Diluted	1,282.8	1,265.5	1,273.8	1,262.1

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$1,255.1	$608.9	$3,100.1	$1,689.6

Total other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12.3)	129.9	234.8	12.1
Unrealized loss on hedging activities, net of tax of ($7.9) and ($7.9) for 2025	(25.9)	—	(25.9)	—
Pension and postretirement benefit plan adjustment, net of tax of ($0.3) and ($0.8) for 2025, and ($0.2) and ($0.7) for 2024, respectively	0.8	0.8	2.4	2.3
Total other comprehensive (loss) income, net of tax	(37.4)	130.7	211.3	14.4

Total comprehensive income	1,217.7	739.6	3,311.4	1,704.0

Less: Comprehensive income attributable to noncontrolling interests	(9.8)	(6.6)	(28.0)	(12.5)

Comprehensive income attributable to Amphenol Corporation	$1,207.9	$733.0	$3,283.4	$1,691.5

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Nine Months Ended
	September 30,
	2025	2024
Cash from operating activities:
Net income	$3,100.1	$1,689.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	673.4	428.7
Stock-based compensation expense	94.8	79.9
Deferred income tax benefit	(40.5)	(33.6)
Net change in components of working capital	(435.2)	(197.6)
Net change in other long-term assets and liabilities	259.9	0.6
Net cash provided by operating activities	3,652.5	1,967.6

Cash from investing activities:
Capital expenditures	(742.9)	(465.6)
Proceeds from disposals of property, plant and equipment	7.6	7.1
Purchases of investments	(87.4)	(20.7)
Sales and maturities of investments	16.3	181.7
Acquisitions, net of cash acquired	(2,772.2)	(2,099.8)
Other, net	—	(0.9)
Net cash used in investing activities	(3,578.6)	(2,398.2)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	1,430.0	1,500.1
Repayments of senior notes and other long-term debt	(401.3)	(353.7)
Borrowings (repayments) under commercial paper programs, net	—	—
Payment of costs related to debt financing	(29.1)	(14.7)
Purchase of treasury stock	(493.9)	(520.4)
Proceeds from exercise of stock options	445.4	320.3
Distributions to and purchases of noncontrolling interests	(5.5)	(20.8)
Dividend payments	(600.3)	(396.2)
Other, net	0.7	1.2
Net cash provided by financing activities	346.0	515.8

Effect of exchange rate changes on cash and cash equivalents	62.4	2.8

Net increase in cash and cash equivalents	482.3	88.0
Cash and cash equivalents balance, beginning of period	3,317.0	1,475.0
Cash and cash equivalents balance, end of period	$3,799.3	$1,563.0

Cash paid for:
Interest	$188.8	$112.6
Income taxes, net	827.4	516.0

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts included in the following Notes to Condensed Consolidated Financial Statements

are presented in millions, except share and per share data, unless otherwise noted)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, and the related Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2025 and 2024 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”).

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The intent of ASU 2024-03 is to improve financial statement disclosures regarding information about certain costs and expenses. Specifically, ASU 2024-03 requires the disaggregation of significant expenses within the income statement expense line items, including, but not limited to, purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, among others, as well as a qualitative description of the remaining amounts not separately disaggregated quantitatively. ASU 2024-03 is effective for annual fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments under ASU 2024-03 should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and disclosures.

Note 3—Inventories

Inventories consist of:

	September 30,	December 31,
	2025	2024
Raw materials and supplies	$1,348.1	$1,102.5
Work in process	907.7	703.5
Finished goods	1,044.3	739.7
	$3,300.1	$2,545.7

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	September 30, 2025		December 31, 2024
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility	$—	$—	$—	$—
U.S. Commercial Paper Program	—	—	—	—
Euro Commercial Paper Program	—	—	—	—
364-Day Delayed Draw Term Loan	—	—	—	—
Three-Year Delayed Draw Term Loan	—	—	—	—
2.050% Senior Notes due March 2025	—	—	400.0	398.0
4.750% Senior Notes due March 2026	349.8	351.1	349.5	350.0
0.750% Euro Senior Notes due May 2026	586.8	580.8	518.6	505.8
5.050% Senior Notes due April 2027	701.4	711.2	702.2	706.1
4.375% Senior Notes due June 2028	749.4	759.1	—	—
2.000% Euro Senior Notes due October 2028	586.1	576.0	518.2	505.9
5.050% Senior Notes due April 2029	449.7	463.7	449.6	452.4
4.350% Senior Notes due June 2029	499.8	504.1	499.8	489.1
2.800% Senior Notes due February 2030	899.7	850.8	899.6	814.1
2.200% Senior Notes due September 2031	748.4	665.8	748.2	624.9
3.125% Euro Senior Notes due June 2032	699.2	694.8	—	—
5.250% Senior Notes due April 2034	599.5	623.2	599.4	601.0
5.000% Senior Notes due January 2035	746.6	765.2	746.3	731.3
5.375% Senior Notes due November 2054	492.4	497.1	492.2	476.1
Other debt	2.2	2.2	4.3	4.3
Less: unamortized deferred debt issuance costs	(43.9)	—	(41.8)	—
Total debt	8,067.1	8,045.1	6,886.1	6,659.0
Less: current portion	937.6	932.9	401.7	399.7
Total long-term debt	$7,129.5	$7,112.2	$6,484.4	$6,259.3

Revolving Credit Facility

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value, primarily due to their market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On September 30, 2025, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Delayed Draw Term Loans

On August 22, 2025, the Company entered into (i) a three-year, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “Three-Year Delayed Draw Term Loan”), which is scheduled to mature on the three-year anniversary of the funding date, and (ii) a 364-day, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “364-Day Delayed Draw Term Loan” and, together with the Three-Year Delayed Draw Term Loan, the “Delayed Draw Term Loans”), which is scheduled to mature on the date that is 364 days after the funding date. The Delayed Draw Term Loans were undrawn at closing and may each only be drawn in a single drawing over the life of the facilities. The Delayed Draw Term Loans may be repaid at any time without premium or penalty and, once repaid, cannot be reborrowed. When and if drawn upon, the proceeds from the Delayed Draw Term Loans are expected to be used to finance a portion of the consideration for the Company’s acquisition of CommScope Holding Company, Inc.’s (“CommScope”) Connectivity and Cable Solutions Business (“CCS Business”) and certain related costs, fees and expenses, as discussed further in Note 11 herein. Interest rates under the Delayed Draw Term Loans are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The carrying value of any borrowings under the Delayed Draw Term Loans would approximate their fair value, primarily due to their market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). As of September 30, 2025, the Company had not yet drawn upon the Delayed Draw Term Loans. The Delayed Draw Term Loans require payment of certain commitment fees and require that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. On September 30, 2025, the Company was in compliance with the financial covenants under the Delayed Draw Term Loans.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of September 30, 2025, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout some of the first nine months of 2025, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of the Outdoor Wireless Networks segment (“OWN”) and Distributed Antenna Systems (“DAS”) business (collectively, the “Andrew Business”) from CommScope in January 2025, as discussed further in Note 11 herein. Before the end of the second quarter of 2025, the Company repaid all of its USCP Notes outstanding using the proceeds from the 2028 Senior Notes and the 2032 Euro Notes (both as defined below). As of September 30, 2025 and December 31, 2024, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first nine months of 2025, and, as of September 30, 2025 and December 31, 2024, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of September 30, 2025, the authorization from our Board of Directors (the “Board”) limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. Any outstanding Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, primarily due to its market interest rates, and is classified as Level 2 in the fair value hierarchy (Note 5).

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

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of September 30, 2025 and December 31, 2024 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Short-term investments	$88.8	$—	$88.8	$—
Long-term investments	0.2	—	0.2	—
Forward contracts	(34.3)	—	(34.3)	—
Redeemable noncontrolling interests	(10.2)	—	—	(10.2)
Total	$44.5	$—	$54.7	$(10.2)

December 31, 2024:
Short-term investments	$18.4	$—	$18.4	$—
Long-term investments	0.3	—	0.3	—
Forward contracts	(1.1)	—	(1.1)	—
Redeemable noncontrolling interests	(8.7)	—	—	(8.7)
Total	$8.9	$—	$17.6	$(8.7)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of September 30, 2025 and December 31, 2024, the Company had no outstanding foreign exchange forward contracts accounted for as either net investment hedges or cash flow hedges. However, in June 2025, the Company issued the 2032 Euro Notes as discussed in Note 4, which have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The effect of translating the 2032 Euro Notes into U.S. Dollars is recorded in Accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated. We assessed the effectiveness of the net investment hedge at the inception of the hedging relationship and will assess quarterly thereafter. As of September 30, 2025, the net investment hedge was assessed and deemed to be effective.

As of September 30, 2025 and December 31, 2024, the fair value of such foreign exchange forward contracts in the table above consisted of various outstanding foreign exchange forward contracts that are not designated as hedging instruments. During the three and nine months ended September 30, 2025 and 2024, the amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts, as well as the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income, were not material.

In August 2025, the Company entered into $1,500.0 10-year and $1,000.0 30-year notional treasury lock derivative instruments to hedge interest rate risk in anticipation of future debt issuances. Both treasury locks were designated as cash flow hedges of a forecasted transaction, and unrealized gains or losses resulting from adjusting the treasury locks to fair value are recognized as a component of Accumulated other comprehensive income (loss). These derivative instruments are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets, depending on their value and remaining contractual period.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interests recorded on the accompanying Condensed Consolidated Balance Sheets relate to recent acquisitions, which, based on the terms of the respective acquisition agreements, will remain in temporary equity until the applicable put option is either fully exercised or expires. The redemption value of the redeemable noncontrolling interests is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interests currently outstanding, approximate fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy and is recorded as Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. Refer to Note 7 herein for a rollforward of the Redeemable noncontrolling interests for the three and nine months ended September 30, 2025 and 2024.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Provision for income taxes	$(385.8)	$(166.1)	$(851.8)	$(412.0)
Effective tax rate	23.5%	21.4%	21.6%	19.6%

For the three months ended September 30, 2025 and 2024, stock option exercise activity had the impact of decreasing our Provision for income taxes by $57.1 and $21.4, respectively, and decreasing our effective tax rate by approximately 350 basis points and 280 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. For the nine months ended September 30, 2025 and 2024, stock option exercise activity had the impact of decreasing our Provision for income taxes by $162.6 and $82.0, respectively, and decreasing our effective tax rate by approximately 410 basis points and 390 basis points, respectively. Acquisition-related expenses, as discussed in further detail in Note 11 herein, had the aggregate impact of increasing our effective tax rate by approximately 20 basis points for the nine months ended September 30, 2025. Acquisition-related expenses incurred during the three and nine months ended September 30, 2024 had the aggregate impact of increasing our effective tax rate by approximately 20 basis points and 40 basis points, respectively. In addition, for the nine months ended September 30, 2024, a discrete tax benefit of $18.6, related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, had the effect of decreasing our effective tax rate by approximately 90 basis points.

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

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of September 30, 2025, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $225.6. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next 12-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $13.3.

In addition, during the third quarter of 2025, certain of the Company’s subsidiaries based in China received notices from relevant tax authorities challenging tax positions taken in prior periods. The Company believes the tax positions taken by the Company are appropriate and is currently discussing the matter with the relevant tax authorities. The aggregate potential exposure for all relevant subsidiaries ranges from $0 up to approximately $200. Based on the Company’s evaluation of the technical merits of the tax positions, no reversals of tax benefits taken to date have been recorded as of September 30, 2025, and the Company is unable to estimate the timing or outcome of this matter.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases, was enacted into law. Companies were required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but did not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three and nine months ended September 30, 2025 and 2024. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

H.R. 1

On July 4, 2025, the United States federal government enacted the tax and spending bill H.R. 1. This legislation contains changes to previously enacted provisions of the Internal Revenue Code and provides for extensions of certain expiring tax provisions included in the Tax Act. Certain corporate tax provisions in H.R. 1 were enacted with retroactive effect to January 1, 2025. H.R. 1 did not have a material impact on our effective tax rate for the three months ended September 30, 2025. The Company continues to evaluate the corporate tax provisions contained within H.R. 1, and the future impact of the bill depends on several factors, including interpretive regulatory guidance, which has not yet been released.

Note 7—Stockholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended September 30, 2025 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of June 30, 2025	1,222.0	$1.2	(1.9)	$(104.9)	$3,957.7	$8,135.2	$(469.9)	$70.3	$11,589.6	$10.1
Net income						1,245.7		9.3	1,255.0	0.1
Other comprehensive income (loss)							(37.8)	0.4	(37.4)	—
Distributions to shareholders of noncontrolling interests								(3.6)	(3.6)
Purchase of treasury stock			(1.4)	(152.9)					(152.9)
Retirement of treasury stock	—	—	—	—		—			—
Stock options exercised	4.4	—	0.6	36.9	98.1	(24.0)			111.0
Dividends declared ($0.165 per common share)						(201.9)			(201.9)
Stock-based compensation expense					36.9				36.9
Balance as of September 30, 2025	1,226.4	$1.2	(2.7)	$(220.9)	$4,092.7	$9,155.0	$(507.7)	$76.4	$12,596.7	$10.2
(1) Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the nine months ended September 30, 2025 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of December 31, 2024	1,212.9	$1.2	(3.6)	$(199.7)	$3,601.8	$7,105.0	$(716.3)	$55.4	$9,847.4	$8.7
Net income						3,074.8		24.9	3,099.7	0.4
Other comprehensive income (loss)							208.6	1.6	210.2	1.1
Distributions to shareholders of noncontrolling interests								(5.5)	(5.5)
Purchase of treasury stock			(6.1)	(493.9)					(493.9)
Retirement of treasury stock	(4.7)	—	4.7	341.0		(341.0)			—
Stock options exercised	18.2	—	2.3	131.7	396.1	(81.1)			446.7
Dividends declared ($0.495 per common share)						(602.7)			(602.7)
Stock-based compensation expense					94.8				94.8
Balance as of September 30, 2025	1,226.4	$1.2	(2.7)	$(220.9)	$4,092.7	$9,155.0	$(507.7)	$76.4	$12,596.7	$10.2
(1)Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended September 30, 2024 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of June 30, 2024	1,205.6	$1.2	(1.8)	$(73.8)	$3,349.2	$6,352.0	$(648.5)	$50.5	$9,030.6	$19.9
Net income						604.4		4.1	608.5	0.4
Other comprehensive income (loss)							128.6	1.7	130.3	0.4
Capital contributions from noncontrolling interests								0.4	0.4
Purchase of noncontrolling interest					(0.2)			(0.1)	(0.3)	—
Distributions to shareholders of noncontrolling interests								(3.0)	(3.0)
Purchase of treasury stock			(2.7)	(176.2)					(176.2)
Retirement of treasury stock	—	—	—	—		—			—
Stock options exercised	3.9	—	0.3	13.1	79.1	(7.0)			85.2
Dividends declared ($0.165 per common share)						(198.9)			(198.9)
Stock-based compensation expense					29.5				29.5
Balance as of September 30, 2024	1,209.5	$1.2	(4.2)	$(236.9)	$3,457.6	$6,750.5	$(519.9)	$53.6	$9,506.1	$20.7
(1) Excludes redeemable noncontrolling interests.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the nine months ended September 30, 2024 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests

Balance as of December 31, 2023	1,201.3	$1.2	(3.5)	$(142.8)	$3,100.6	$5,921.1	$(533.6)	$49.3	$8,395.8	$30.7
Net income						1,677.8		10.7	1,688.5	1.1
Other comprehensive income (loss)							13.7	0.6	14.3	0.1
Capital contributions from noncontrolling interests								1.5	1.5
Purchase of noncontrolling interest					(1.1)			(0.1)	(1.2)	(11.2)
Distributions to shareholders of noncontrolling interests								(8.4)	(8.4)
Purchase of treasury stock			(8.6)	(520.4)					(520.4)
Retirement of treasury stock	(5.9)	—	5.9	344.2		(344.2)			—
Stock options exercised	14.1	—	2.0	82.1	278.2	(40.8)			319.5
Dividends declared ($0.385 per common share)						(463.4)			(463.4)
Stock-based compensation expense					79.9				79.9
Balance as of September 30, 2024	1,209.5	$1.2	(4.2)	$(236.9)	$3,457.6	$6,750.5	$(519.9)	$53.6	$9,506.1	$20.7
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

Stock Repurchase Programs

On April 23, 2024, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three and nine months ended September 30, 2025, the Company repurchased 1.4 million and 6.1 million shares of its Common Stock for $152.9 and $493.9, respectively, under the 2024 Stock Repurchase Program. Of the total repurchases made during the nine months ended September 30, 2025 under the 2024 Stock Repurchase Program, 4.7 million shares, or $341.0, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From October 1, 2025 to October 21, 2025, the Company repurchased 0.3 million additional shares of its Common Stock for $39.5, and, as of October 21, 2025, the Company has remaining authorization to purchase up to $1,002.9 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On July 23, 2024, the Board approved an increase to the Company’s quarterly dividend rate from $0.11 per share to $0.165 per share, effective with dividends declared in the third quarter of 2024, and on October 21, 2025, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.165 per share to $0.25 per share, effective with dividends declared in the fourth quarter of 2025, contingent upon declaration by the Board. The following table summarizes the dividends declared and paid during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared	$201.9	$198.9	$602.7	$463.4
Dividends paid (including those declared in the prior year)	201.2	132.4	600.3	396.2

Note 8—Stock-Based Compensation

For the three months ended September 30, 2025 and 2024, the Company’s Income before income taxes was reduced by stock-based compensation expense of $36.9 and $29.5, respectively. In addition, for the three months ended September 30, 2025 and 2024, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $61.1 and $24.5, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the three months ended September 30, 2025 and 2024 include excess tax benefits of $57.1 and $21.4, respectively, from option exercises.

For the nine months ended September 30, 2025 and 2024, the Company’s Income before income taxes was reduced by stock-based compensation expense of $94.8 and $79.9, respectively. In addition, for the nine months ended September 30, 2025 and 2024, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $172.9 and $90.3, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the nine months ended September 30, 2025 and 2024 include excess tax benefits of $162.6 and $82.0, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 120,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 80,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of September 30, 2025, there were 46,996,195 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of 10 years from the date of grant.

Stock option activity for the three and nine months ended September 30, 2025 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2025	105,704,191	$29.40	5.53	$4,233.2
Options granted	561,379	71.83
Options exercised	(2,656,674)	20.00
Options forfeited	(202,884)	42.60
Options outstanding at March 31, 2025	103,406,012	29.85	5.37	3,702.6
Options granted	7,893,986	86.84
Options exercised	(12,792,779)	22.09
Options forfeited	(78,398)	49.04
Options outstanding at June 30, 2025	98,428,821	35.41	5.74	6,234.3
Options granted	77,182	97.17
Options exercised	(4,980,148)	22.29
Options forfeited	(138,666)	59.15
Options outstanding at September 30, 2025	93,387,189	$36.13	5.61	$7,926.9
Vested and non-vested options expected to vest at September 30, 2025	90,506,833	$35.56	5.53	$7,733.5
Exercisable options at September 30, 2025	63,470,965	$26.57	4.46	$5,993.9

A summary of the status of the Company’s non-vested options as of September 30, 2025 and changes during the three and nine months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2025	35,547,254	$10.66
Options granted	561,379	20.90
Options vested	(277,854)	8.26
Options forfeited	(202,884)	11.33
Non-vested options at March 31, 2025	35,627,895	10.83
Options granted	7,893,986	24.31
Options vested	(13,374,268)	8.27
Options forfeited	(73,598)	14.63
Non-vested options at June 30, 2025	30,074,015	15.50
Options granted	77,182	26.95
Options vested	(96,307)	9.39
Options forfeited	(138,666)	16.56
Non-vested options at September 30, 2025	29,916,224	$15.54

During the three and nine months ended September 30, 2025 and 2024, the following activity occurred under the Company’s option plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total intrinsic value of stock options exercised	$437.1	$190.7	$1,338.8	$652.3
Total fair value of stock options vested	0.9	0.9	113.8	98.8

As of September 30, 2025, the total compensation cost related to non-vested options not yet recognized was approximately $385.0 with a weighted average expected amortization period of 3.64 years.

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

Restricted Stock

On May 16, 2024, the Company’s stockholders approved the 2024 Restricted Stock Plan for Directors of Amphenol Corporation (the “2024 Directors Restricted Stock Plan”), which is administered by the Compensation Committee of the Board and reserves 500,000 shares of the Company’s Common Stock for future issuance pursuant to the plan. As of September 30, 2025, the number of restricted shares available for grant under the 2024 Directors Restricted Stock Plan was 461,640. Restricted shares granted under the 2024 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2024 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment. The 2024 Directors Restricted Stock Plan will expire on May 15, 2034, after which date no awards may be granted under the plan.

Restricted share activity for the three and nine months ended September 30, 2025 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2025	21,840	$65.96	0.36
Restricted shares granted	—	—
Restricted shares outstanding at March 31, 2025	21,840	65.96	0.12
Shares vested and issued	(21,840)	65.96
Restricted shares granted	16,520	86.88
Restricted shares outstanding at June 30, 2025	16,520	86.88	0.88
Restricted shares granted	—	—
Restricted shares outstanding at September 30, 2025	16,520	$86.88	0.62

As of September 30, 2025, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.9.

Note 9—Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in millions, except per share data)	2025	2024	2025	2024
Net income attributable to Amphenol Corporation stockholders	$1,245.7	$604.4	$3,074.8	$1,677.8

Weighted average common shares outstanding — Basic	1,221.8	1,204.9	1,215.7	1,202.4
Effect of dilutive stock options	61.0	60.6	58.1	59.7
Weighted average common shares outstanding — Diluted	1,282.8	1,265.5	1,273.8	1,262.1

Net income attributable to Amphenol Corporation per common share — Basic	$1.02	$0.50	$2.53	$1.40

Net income attributable to Amphenol Corporation per common share — Diluted	$0.97	$0.48	$2.41	$1.33

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 5.3 million and 7.7 million for the three months ended September 30, 2025 and 2024, respectively. Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 7.3 million and 3.9 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The following is a summary, based on the most recent actuarial valuations, of the components of the Company’s net pension expense of the Company’s defined benefit plans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$0.8	$0.9	$2.3	$2.7
Interest cost	5.9	6.1	17.6	18.1
Expected return on plan assets	(6.7)	(7.2)	(19.9)	(21.5)
Amortization of prior service cost	0.3	0.3	0.9	0.9
Amortization of net actuarial losses	0.8	0.8	2.3	2.5
Net pension expense	$1.1	$0.9	$3.2	$2.7

There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 7% of eligible compensation. During the nine months ended September 30, 2025 and 2024, the Company provided matching contributions to the U.S. defined contribution plans of approximately $27.3 and $18.7, respectively.

Note 11—Acquisitions

2025 Acquisitions

During the first nine months of 2025, the Company completed four acquisitions (collectively, the “2025 Acquisitions”), including the acquisition of the Andrew Business from CommScope, for approximately $2,772.2, net of cash acquired. The Andrew Business has been included in the Communications Solutions segment, two acquisitions have been included in the Harsh Environment Solutions segment, and one acquisition has been included in the Interconnect and Sensor Systems segment. The 2025 Acquisitions were each funded using cash on hand, proceeds from the October Senior Notes, borrowings under the U.S. Commercial Paper Program, or a combination thereof. The Company is in the process of analyzing and completing the allocation of the fair value of the assets acquired and liabilities assumed for each of the 2025 Acquisitions. Since the current purchase price allocations for such acquisitions are based on preliminary assessments made by management as of September 30, 2025, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from the Company’s preliminary assessments. The operating results of the 2025 Acquisitions were included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, have not been presented, since the 2025 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition of Andrew Business from CommScope

On January 31, 2025, pursuant to a purchase agreement with CommScope, dated July 18, 2024, the Company completed the acquisition of the Andrew Business from CommScope for an aggregate purchase price of approximately $2,022.7, net of cash acquired and subject to customary post-closing adjustments. The Andrew Business provides communications network solutions, with advanced technologies in the area of base station antennas and related interconnect solutions, as well as distributed antenna systems. The Andrew Business’s wide range of products add advanced antenna and associated interconnect products, technologies and capabilities, which management believes are highly complementary to Amphenol’s existing product portfolio for next-generation wireless networks. The Andrew Business has been included in the Communications Solutions segment.

As of September 30, 2025, the acquisition of the Andrew Business resulted in the recognition of $875.0 of goodwill and $800.0 of definite-lived intangible assets, comprised of customer relationships, proprietary technology and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships and proprietary technology having useful lives ranging from 12 to 15 years and the acquired backlog having a useful life of approximately 0.25 years. The excess purchase price over the fair value of the underlying net assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that $813.0 of the goodwill recognized from the Andrew Business will be deductible for tax purposes.

During the nine months ended September 30, 2025, the Company incurred $133.8 ($106.3 after-tax) of acquisition-related expenses, comprised primarily of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the Andrew Business acquisition and external transaction costs related to acquisitions (such acquisition-related expenses aggregating $56.0 are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $77.8 associated with the Andrew Business acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

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

As of September 30, 2025, the 2024 Acquisitions resulted in the recognition of $1,198.2 of goodwill and $576.0 of definite-lived intangible assets, comprised of customer relationships and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships having useful lives ranging from 8 to 15 years and the acquired backlog having a useful life of approximately 0.4 years. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that $61.2 of the goodwill recognized from the 2024 Acquisitions will be deductible for tax purposes.

The Company completed the acquisition accounting, including the analyses of fair value of assets acquired and liabilities assumed, for the acquisition of CIT, and the final assessment of values did not differ materially from the previous preliminary assessment. The Company is in the process of analyzing and completing the allocation of the fair value of assets acquired and liabilities assumed for the other 2024 Acquisition. Since the current purchase price allocation for such other acquisition is based on a preliminary assessment made by management as of September 30, 2025, the acquisition accounting is subject to final adjustments, and it is possible that the final assessment of values may differ from the Company’s preliminary assessment. The operating results of the 2024 Acquisitions were included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, were not presented, since the 2024 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

During the three and nine months ended September 30, 2024, the Company incurred $63.6 ($49.8 after-tax) and $133.6 ($109.7 after-tax), respectively, of acquisition-related expenses, comprised primarily of (i) the amortization of the value associated with the acquired backlog resulting from the CIT acquisition and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $45.4 and $115.4, respectively, which are presented separately in the Condensed Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs in the third quarter of 2024 of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

Purchase Agreement to Acquire CommScope’s Connectivity and Cable Solutions Business

On August 4, 2025, the Company entered into a Purchase Agreement with CommScope to acquire its CCS Business, for an aggregate purchase price of approximately $10,500 in cash, subject to customary post-closing adjustments. Subject to the receipt of certain regulatory approvals and satisfaction of other customary closing conditions, the acquisition is expected to close by the end of the first quarter of 2026. The Company expects to finance this acquisition through a combination of cash on hand and debt. In connection with its entry into the Purchase Agreement, the Company obtained a commitment from JPMorgan Chase Bank, N.A., BNP Paribas, BNP Paribas Securities Corp. and Mizuho Bank, Ltd. for a $10,500 senior unsecured bridge facility, subject to customary conditions. A portion ($4,000) of such financing was replaced by the Delayed Draw Term Loans, as discussed in Note 4 herein, and the remaining $6,500 is expected to be replaced by the issuance of new senior unsecured notes prior to the closing of the acquisition. The CCS Business would expand the Company’s interconnect product capabilities in the IT datacom, communications networks and industrial markets, particularly adding complementary fiber optic interconnect capabilities. If, and when, the acquisition is consummated, the Company expects to report the CCS Business within its Communications Solutions segment.

Purchase Agreement to Acquire Trexon

On August 18, 2025, the Company announced that it had entered into a definitive agreement to acquire Trexon, for an aggregate purchase price of approximately $1,000 in cash, subject to customary post-closing adjustments. Subject to the receipt of certain regulatory approvals and satisfaction of other customary closing conditions, the acquisition is expected to close by the end of the fourth quarter of 2025. The Company expects to finance this acquisition with cash on hand. Trexon would expand the Company’s high-reliability interconnect and cable assembly capabilities, primarily for the defense market. If, and when, the acquisition is consummated, the Company expects to report Trexon within its Harsh Environment Solutions segment.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

	Harsh		Interconnect
	Environment	Communications	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2024	$3,180.0	$2,951.5	$2,104.7	$8,236.2
Acquisition-related	351.0	873.4	236.1	1,460.5
Foreign currency translation	37.3	31.5	103.1	171.9
Goodwill at September 30, 2025	$3,568.3	$3,856.4	$2,443.9	$9,868.6

The increase in goodwill during the first nine months of 2025 was primarily driven by goodwill recognized from the 2025 Acquisitions, in particular, the Andrew Business acquisition.

The Company performs its evaluation for the impairment of goodwill associated with the Company’s reporting units on an annual basis as of July 1, or more frequently if an event occurs or circumstances change that would indicate that a reporting unit’s carrying amount may be impaired. The Company reviews its reporting unit structure each year, or more frequently based on changes in our organization. The Company continues to define its reporting units as the three reportable business segments. In the third quarter of 2025, as part of its annual evaluations, the Company performed a quantitative goodwill impairment assessment for each reporting unit. As part of the quantitative assessment, the Company estimated the fair value of each of its reporting units using an equal weighting of the market and income approaches, which the Company believes provide the best indicators of their fair value. The market approach utilizes market prices and other relevant metrics for comparable publicly-traded companies with similar operating and investment characteristics, as well as recent transactions of similar businesses within the industry, while the income approach is based on estimated discounted future cash flows. Significant estimates and assumptions were used in the Company’s goodwill impairment assessment, including both historical and projected revenue and profitability data, the determination and selection of appropriate publicly-traded market comparison companies, and the calculation of comparable earnings-based and other multiples derived from comparable publicly-traded companies and from recent transactions within the industry. As part of its quantitative approach, the Company evaluated whether there were reasonably likely changes to management’s estimates and assumptions that would have a material impact on the results of the goodwill impairment assessment. As of July 1, 2025, the Company determined that the fair value of each of the Company’s reporting units was substantially in excess of their respective carrying amounts, and therefore, no goodwill impairment resulted from the assessment.

The Company has not recognized any goodwill impairment in 2025 or 2024 in connection with its annual impairment assessments.

Other than goodwill noted above, the Company’s intangible assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	12	$1,560.0	$605.9	$954.1	$1,296.4	$519.8	$776.6
Proprietary technology	13	963.9	214.1	749.8	350.3	170.9	179.4
Backlog and other	1	178.8	169.5	9.3	154.1	154.1	—
Total intangible assets (definite-lived)	12	2,702.7	989.5	1,713.2	1,800.8	844.8	956.0

Trade names (indefinite-lived)		269.1		269.1	269.1		269.1
Total		$2,971.8	$989.5	$1,982.3	$2,069.9	$844.8	$1,225.1

The increase in the gross carrying amount of intangible assets in the first nine months of 2025 was primarily driven by certain customer relationships, proprietary technology and acquired backlog recognized as a result of the acquisition accounting associated with the 2025 Acquisitions, in particular, the acquisition of the Andrew Business. Amortization expense for the three months ended September 30, 2025 and 2024 was approximately $46.0 and $66.2, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was approximately $133.1 and $126.9, respectively. Amortization expense for the three and nine months ended September 30, 2025 includes $4.0 and $14.0, respectively, related to the amortization of acquired backlog resulting from the 2025 Acquisitions. Amortization expense for the three and nine months ended September 30, 2024 includes $38.4 and $55.0, respectively, related to the amortization of acquired backlog resulting from the CIT acquisition. As of September 30, 2025, amortization expense relating to the Company’s current intangible assets estimated for the remainder of 2025 is approximately $42.3 and for each of the next five fiscal years is approximately $168.0 in 2026, $161.1 in 2027, $153.9 in 2028, $143.0 in 2029 and $140.3 in 2030.

The Company assesses and reviews its identifiable intangible assets, subject to amortization, for potential impairment whenever events or changes in circumstances indicate the intangible asset’s carrying amount may not be recoverable. Any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2025, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets. Based on its assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no impairment associated with the Company’s intangible assets in 2025 or 2024 as a result of such reviews.

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

The following tables (i) summarize, by segment, total sales, intersegment sales and external net sales and (ii) reconcile each segment’s external net sales to their respective segment operating income, including segment operating expenses, for the three and nine months ended September 30, 2025 and 2024:

	Harsh Environment Solutions	Communications Solutions	Interconnect and Sensor Systems	Total
Three Months Ended September 30, 2025
Total sales	$1,547.5	$3,343.0	$1,384.6	$6,275.1
Less: Intersegment sales	31.7	33.5	15.5	80.7
External net sales	1,515.8	3,309.5	1,369.1	6,194.4

Less: Segment operating expenses (1)	1,104.9	2,228.2	1,094.7	4,427.8
Segment operating income	$410.9	$1,081.3	$274.4	$1,766.6

Nine Months Ended September 30, 2025
Total sales	$4,318.2	$8,706.5	$3,834.2	$16,858.9
Less: Intersegment sales	88.9	73.5	40.8	203.2
External net sales	4,229.3	8,633.0	3,793.4	16,655.7

Less: Segment operating expenses (1)	3,143.5	6,000.2	3,062.2	12,205.9
Segment operating income	$1,085.8	$2,632.8	$731.2	$4,449.8

_____________________________

(1)	The aggregated amount is comprised of cost of sales, selling, general and administrative expenses, and other segment related expenses.

	Harsh Environment Solutions	Communications Solutions	Interconnect and Sensor Systems	Total
Three Months Ended September 30, 2024
Total sales	$1,217.2	$1,698.1	$1,167.7	$4,083.0
Less: Intersegment sales	23.7	12.6	7.9	44.2
External net sales	1,193.5	1,685.5	1,159.8	4,038.8

Less: Segment operating expenses (1)	909.8	1,254.5	942.2	3,106.5
Segment operating income	$283.7	$431.0	$217.6	$932.3

Nine Months Ended September 30, 2024
Total sales	$3,220.8	$4,433.0	$3,372.9	$11,026.7
Less: Intersegment sales	65.3	37.2	19.3	121.8
External net sales	3,155.5	4,395.8	3,353.6	10,904.9

Less: Segment operating expenses (1)	2,367.7	3,328.1	2,737.3	8,433.1
Segment operating income	$787.8	$1,067.7	$616.3	$2,471.8

____________________________

(1)	The aggregated amount is comprised of cost of sales, selling, general and administrative expenses, and other segment related expenses.

Segment operating income and the reconciliation of segment operating income to consolidated income before income taxes for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment operating income	$1,766.6	$932.3	$4,449.8	$2,471.8

Corporate / Other:
Stock-based compensation expense	(36.9)	(29.5)	(94.8)	(79.9)
Amortization of acquisition-related inventory step-up costs	—	(18.2)	(77.8)	(18.2)
Acquisition-related expenses	—	(45.4)	(56.0)	(115.4)
Other operating expenses	(27.4)	(19.7)	(75.3)	(55.1)
Operating income	1,702.3	819.5	4,145.9	2,203.2

Interest expense	(80.7)	(55.7)	(238.1)	(150.1)
Other income (expense), net	19.3	11.2	44.1	48.5

Income before income taxes	$1,640.9	$775.0	$3,951.9	$2,101.6

Depreciation and amortization expense by segment for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Harsh Environment Solutions	$41.3	$36.5	$120.5	$88.6
Communications Solutions	140.4	71.9	343.0	158.2
Interconnect and Sensor Systems	38.9	33.8	109.8	101.7
Corporate / Other	7.1	59.0	100.1	80.2
Total	$227.7	$201.2	$673.4	$428.7

For the nine months ended September 30, 2025, depreciation and amortization expense in Corporate / Other includes (i) $14.0 related to the amortization of acquired backlog resulting from the 2025 Acquisitions, which is primarily included in Acquisition-related expenses in the Condensed Consolidated Statements of Income, and (ii) $77.8 of amortization of acquisition-related inventory step-up costs associated with the acquisition of the Andrew Business, which is included in Cost of sales in the Condensed Consolidated Statements of Income, as discussed in Note 11 herein. For the three and nine months ended September 30, 2024, depreciation and amortization expenses in Corporate / Other includes $38.4 and $55.0, respectively, related to the amortization of acquired backlog resulting from the CIT acquisition, which is included in Acquisition-related expenses in the Condensed Consolidated Statements of Income. In addition, for each of the three and nine months ended September 30, 2024, depreciation and amortization expenses in Corporate / Other includes $18.2 of amortization of acquisition-related inventory step-up costs associated with the CIT acquisition, as discussed in Note 11 herein. These expenses are reported in Corporate / Other, since they are not components in the determination of segment operating income.

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three and nine months ended September 30, 2025 and 2024, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Condensed Consolidated Balance Sheets were not material as of September 30, 2025 and December 31, 2024. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of September 30, 2025 and December 31, 2024.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of September 30, 2025.

While the Company typically offers standard product warranty coverage that provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of September 30, 2025 and December 31, 2024, and related warranty expense for the three and nine months ended September 30, 2025 and 2024, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three and nine months ended September 30, 2025 and 2024:

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Three Months Ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net sales by:
Sales channel:
End customers and contract manufacturers	$1,099.5	$850.3	$2,653.5	$1,312.2	$1,318.1	$1,115.5	$5,071.1	$3,278.0
Distributors and resellers	416.3	343.2	656.0	373.3	51.0	44.3	1,123.3	760.8
	$1,515.8	$1,193.5	$3,309.5	$1,685.5	$1,369.1	$1,159.8	$6,194.4	$4,038.8

Geography:
United States	$828.8	$669.9	$939.3	$396.4	$438.7	$345.4	$2,206.8	$1,411.7
China	126.1	103.6	577.5	587.3	245.0	259.7	948.6	950.6
Other foreign locations	560.9	420.0	1,792.7	701.8	685.4	554.7	3,039.0	1,676.5
	$1,515.8	$1,193.5	$3,309.5	$1,685.5	$1,369.1	$1,159.8	$6,194.4	$4,038.8

	Harsh
	Environment		Communications		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Nine Months Ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net sales by:
Sales channel:
End customers and contract manufacturers	$3,082.4	$2,272.3	$6,842.5	$3,433.2	$3,655.6	$3,223.1	$13,580.5	$8,928.6
Distributors and resellers	1,146.9	883.2	1,790.5	962.6	137.8	130.5	3,075.2	1,976.3
	$4,229.3	$3,155.5	$8,633.0	$4,395.8	$3,793.4	$3,353.6	$16,655.7	$10,904.9

Geography:
United States	$2,287.5	$1,692.7	$2,324.6	$1,106.9	$1,175.5	$981.2	$5,787.6	$3,780.8
China	366.3	282.0	1,574.5	1,378.3	683.9	719.0	2,624.7	2,379.3
Other foreign locations	1,575.5	1,180.8	4,733.9	1,910.6	1,934.0	1,653.4	8,243.4	4,744.8
	$4,229.3	$3,155.5	$8,633.0	$4,395.8	$3,793.4	$3,353.6	$16,655.7	$10,904.9

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024 has been derived from and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included in Part I, Item 1 herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our” or “us”). The following discussion and analysis should also be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). The Condensed Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth.” For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about expected earnings, revenues, growth, liquidity, effective tax rate, interest rates, anticipated benefits of certain acquisitions, financing sources, the expected timing for the closing of certain acquisitions or other matters. Although the Company believes the expectations reflected in all forward-looking statements are based upon reasonable assumptions, the expectations may not be attained or there may be material deviation. Readers and investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. There are risks and uncertainties that could cause actual results to differ materially from these forward-looking statements, which include, but are not limited to, the following: risks associated with our proposed acquisitions of the CCS Business and Trexon, including (i) the risk that the proposed acquisitions may not be completed in a timely manner or at all, or if they are completed, that the expected benefits of the proposed acquisitions may not be realized, (ii) the failure to satisfy the conditions to the consummation of the proposed acquisitions, including the receipt of certain regulatory and other approvals, (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase agreements between the parties and (iv) unanticipated difficulties or expenditures relating to the acquisitions, the response of business partners and competitors to the announcement of the proposed acquisitions, potential disruptions to current plans and operations and/or potential difficulties in employee retention as a result of the announcement and pendency of the acquisitions; political, economic, military and other risks related to operating in countries outside the United States, as well as changes in general economic conditions, geopolitical conditions, U.S. and other countries’ trade policies, export control laws, sanctions, legislation, treaties and tariffs and other factors beyond the Company’s control; uncertainties associated with an economic slowdown or recession in any of the Company’s end markets that could negatively affect the financial condition of our customers and could result in reduced demand; risks and impacts associated with adverse public health developments, including epidemics and pandemics; risks associated with our inability to obtain certain raw materials and components, as well as the increasing cost of certain of the Company’s raw materials and components; cybersecurity threats and techniques used to disrupt operations and gain unauthorized access to our information technology systems, including, but not limited to, malware, social engineering/phishing, credential harvesting, ransomware, malfeasance by insiders, human or technological error and other increasingly sophisticated attacks, that continue to expand and evolve, including through the use of artificial intelligence and machine learning, which could, among other things, impair our information technology systems and disrupt business operations, result in reputational damage that may cause the loss of existing or future customers, loss of our intellectual property, the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential or personal information, and potentially lead to litigation and/or governmental investigations, fines and other penalties, among other risks, and risks and impacts associated with an increasingly demanding regulatory environment surrounding information security and privacy, including additional fines, penalties and other related costs; negative impacts caused by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change and global warming; risks associated with the improper conduct by any of our employees, customers, suppliers, distributors or any other business partners which could impair our business reputation and financial results and could result in our non-compliance with anti-corruption laws and regulations of the U.S. government and various foreign jurisdictions; changes in exchange rates of the various currencies in which the Company conducts business; the risks associated with the Company’s dependence on attracting, recruiting, hiring and retaining skilled employees, including as part of our various management teams; risks and difficulties in trying to compete successfully on the basis of technology innovation, product quality and performance, price, customer service and delivery time; the Company’s dependence on end market dynamics to sell its products, particularly certain end markets that are subject to cyclical and at times rapid periods of reduced demand; difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses, including the potential for the impairment of goodwill and other intangible assets; events beyond the Company’s control that could lead to an inability to meet its financial and other covenants and requirements, which could result in a default under the Company’s revolving credit facility or any of our various senior notes; risks associated with the Company’s inability to access the global capital markets on favorable terms, including as a result of significant deterioration of general economic or capital market conditions, or as a result of a downgrade in the Company’s credit rating; changes in interest rates; government contracting risks that the Company may be subject to, including laws and regulations governing reporting obligations, performance of government contracts and related risks associated with conducting business with the U.S. and other foreign governments or their suppliers (both directly and indirectly); governmental export and import controls as well as sanctions and trade embargoes that certain of our products may be subject to, including export licensing, customs regulations, economic sanctions and other laws; changes in fiscal and tax policies, audits and examinations by taxing authorities, laws, regulations and guidance in the United States and foreign jurisdictions; any difficulties in enforcing and protecting the Company’s intellectual property rights; litigation, customer claims, voluntary or forced product recalls, governmental investigations, criminal liability or environmental matters including changes to laws and regulations to which the Company may be subject; incremental costs, risks and regulations associated with efforts to combat the negative effects of climate change; and risks associated with the increasing scrutiny and expectations regarding environmental, social and corporate governance matters that could result in additional costs or risks or otherwise adversely impact our business.

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

Pillar Two Framework

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The European Union (“EU”) member states have agreed to adopt these rules in two stages. The first component became effective on January 1, 2024, and the second component became effective January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while several other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions. The Company has done a preliminary review of currently enacted legislation. The implementation did not have a material impact on the

Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2025, and it is not currently expected to have a material impact on the Company’s operations, financial condition or cash flows in the future. However, the Company will continue to evaluate the potential impact of Pillar Two on the Company and its results as additional countries adopt legislation and issue individual guidance on their enacted legislation.

Results of Operations

Three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

Net sales were $6,194.4 in the third quarter of 2025 compared to $4,038.8 in the third quarter of 2024, representing an increase of 53% in U.S. dollars, 53% in constant currencies and 41% organically (excluding both currency and acquisition impacts; unless otherwise indicated, organic net sales growth is primarily driven by higher sales volumes), compared to the prior year period. The increase in net sales in the third quarter of 2025 was driven by robust organic growth in the Communications Solutions segment and strong organic growth in the Harsh Environment Solutions and Interconnect and Sensor Systems segments, along with contributions from the Company’s acquisition program, as described below. From an end market standpoint, the increase in net sales in the third quarter of 2025 relative to the prior year period was driven by robust organic growth in the information technology and data communications (“IT datacom”) market, and strong organic growth in nearly all other markets, along with contributions from the Company’s acquisition program.

Net sales were $16,655.7 in the first nine months of 2025 compared to $10,904.9 in the first nine months of 2024, which represented an increase of 53% in U.S. dollars, 52% in constant currencies and 39% organically (excluding both currency and acquisition impacts), compared to the prior year period. The increase in net sales in the first nine months of 2025 was driven by robust organic growth in the Communications Solutions segment and strong organic growth in the Harsh Environment Solutions and Interconnect and Sensor Systems segments, along with contributions from the Company’s acquisition program, as described below. From an end market standpoint, the increase in net sales in the first nine months of 2025 relative to the prior year period was driven by robust organic growth in the IT datacom market, and strong organic growth in nearly all other markets, along with contributions from the Company’s acquisition program.

Net sales in the Harsh Environment Solutions segment (approximately 25% of net sales) in the third quarter of 2025 increased 27% in U.S. dollars, 26% in constant currencies and 19% organically, compared to the third quarter of 2024. The increase in the third quarter of 2025 was driven by strong organic growth in the defense, industrial, commercial aerospace, automotive and IT datacom markets, along with contributions from the Company’s acquisition program. Net sales in the Harsh Environment Solutions segment (approximately 25% of net sales) in the first nine months of 2025 increased 34% in U.S. dollars, 34% in constant currencies and 15% organically, compared to the prior year period. The increase in the first nine months of 2025 was driven by strong organic growth in the industrial, defense, IT datacom and communications networks markets, and moderate organic growth in the commercial aerospace market, along with contributions from the Company’s acquisition program.

Net sales in the Communications Solutions segment (approximately 53% of net sales) in the third quarter of 2025 increased 96% in U.S. dollars, 96% in constant currencies and 75% organically, compared to the third quarter of 2024. The increase in the third quarter of 2025 was driven by robust organic growth in the IT datacom market, with particular strength in artificial intelligence (“AI”)-related applications, as well as strong organic growth in the communications networks, automotive and industrial markets, along with contributions from the Company’s acquisition program. Net sales in the Communications Solutions segment (approximately 52% of net sales) in the first nine months of 2025 increased 96% in U.S. dollars, 96% in constant currencies and 75% organically, compared to the first nine months of 2024. The increase in the first nine months of 2025 was driven by robust organic growth in the IT datacom market, with particular strength in AI-related applications, as well as strong organic growth in the communications networks, automotive and industrial markets, and moderate organic growth in the mobile devices market, along with contributions from the Company’s acquisition program.

Net sales in the Interconnect and Sensor Systems segment (approximately 22% of net sales) in the third quarter of 2025 increased 18% in U.S. dollars, 16% in constant currencies and 15% organically, compared to the third quarter of 2024. The increase in the third quarter of 2025 was driven by robust organic growth in the IT datacom market, with particular strength in AI-related applications. Net sales in the Interconnect and Sensor Systems segment (approximately 23% of net sales) in the first nine months of 2025 increased 13% in U.S. dollars, 12% in constant currencies and 12% organically, compared to the first nine months of 2024. The increase in the first nine months of 2025 was driven by robust organic growth in the IT datacom market, with particular strength in AI-related applications.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

			Percentage Growth (relative to same prior year period) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Three Months Ended September 30,	2025	2024	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales by:
Segment:
Harsh Environment Solutions	$1,515.8	$1,193.5	27%	1%	26%	7%	19%
Communications Solutions	3,309.5	1,685.5	96%	—%	96%	21%	75%
Interconnect and Sensor Systems	1,369.1	1,159.8	18%	2%	16%	2%	15%
Consolidated	$6,194.4	$4,038.8	53%	1%	53%	11%	41%

Geography (6):
United States	$2,206.8	$1,411.7	56%	—%	56%	21%	35%
Foreign	3,987.6	2,627.1	52%	1%	51%	6%	44%
Consolidated	$6,194.4	$4,038.8	53%	1%	53%	11%	41%

Nine Months Ended September 30,
Net sales by:
Segment:
Harsh Environment Solutions	$4,229.3	$3,155.5	34%	—%	34%	18%	15%
Communications Solutions	8,633.0	4,395.8	96%	—%	96%	21%	75%
Interconnect and Sensor Systems	3,793.4	3,353.6	13%	1%	12%	1%	12%
Consolidated	$16,655.7	$10,904.9	53%	—%	52%	14%	39%

Geography (6):
United States	$5,787.6	$3,780.8	53%	—%	53%	27%	26%
Foreign	10,868.1	7,124.1	53%	—%	52%	7%	45%
Consolidated	$16,655.7	$10,904.9	53%	—%	52%	14%	39%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the Notes to Condensed Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting period(s) compared to the same respective period(s) in the prior year. Such amount is calculated by subtracting net sales for the current reporting period(s) translated at average foreign currency exchange rates for the respective prior year period(s) from net sales for the current reporting period(s), taken as a percentage of the respective prior year period(s) net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 2.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The comparatively weaker U.S. dollar for the third quarter and first nine months of 2025 had the effect of increasing sales by approximately $31.0 and $31.8, respectively, relative to the comparable periods in 2024.

Selling, general and administrative expenses (“SG&A”) were $657.0, or 10.6% of net sales, and $1,854.7, or 11.1% of net sales, for the third quarter and first nine months of 2025, compared to $492.0, or 12.2% of net sales, and $1,340.4, or 12.3% of net sales, for the third quarter and first nine months of 2024, respectively. Approximately half of the increase in SG&A expenses when compared to the third quarter and first nine months of 2024 is related to acquisitions closed in the prior 12 months. Administrative expenses represented approximately 4.4% and 4.6% of net sales for the third quarter and first nine months of 2025, respectively, and represented approximately 5.0% and 4.9% of net sales for the third quarter and first nine months of 2024, respectively. Research and development expenses represented approximately 2.8% of net sales for both the third quarter and first nine months of 2025, and represented approximately 3.1% and 3.0% of net sales for the third quarter and first nine months of 2024, respectively. Selling and marketing expenses represented approximately 3.4% and 3.8% of net sales for the third quarter and first nine months of 2025, respectively, and represented approximately 4.1% and 4.3% of net sales for the third quarter and first nine months of 2024, respectively.

Operating income was $1,702.3, or 27.5% of net sales, and $4,145.9, or 24.9% of net sales, for the third quarter and first nine months of 2025, respectively, compared to $819.5, or 20.3% of net sales, and $2,203.2, or 20.2% of net sales, for the third quarter and first nine months of 2024, respectively. Operating income for the first nine months of 2025 includes $133.8 of acquisition-related expenses, comprised primarily of (i) the non-cash amortization of the value associated with acquired backlog resulting from the Andrew Business acquisition and external transaction costs related to acquisitions (such acquisition-related expenses aggregating $56.0 are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $77.8 associated with the Andrew Business acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income). Operating income for the third quarter and first nine months of 2024 includes $63.6 and $133.6, respectively, of acquisition-related expenses comprised primarily of (i) the amortization related to the value associated with acquired backlog resulting from the Carlisle Interconnect Technologies (“CIT”) acquisition and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $45.4 and $115.4, respectively, are presented separately in the Condensed Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs in the third quarter of 2024 of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

For the first nine months of 2025, the acquisition-related expenses had the effect of decreasing net income by $106.3, or $0.08 per share, while for the third quarter and first nine months of 2024, the acquisition-related expenses had the effect of decreasing net income by $49.8, or $0.04 per share, and $109.7, or $0.09 per share, respectively, as shown in the tables below. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined in the “Non-GAAP Financial Measures” section below, were $1,702.3, or 27.5% of net sales, and $883.1, or 21.9% of net sales, for the three months ended September 30, 2025 and 2024, respectively. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin were $4,279.7, or 25.7% of net sales, and $2,336.8, or 21.4% of net sales, for the nine months ended September 30, 2025 and 2024, respectively. The increases in Adjusted Operating Income and Adjusted Operating Margin for both the third quarter and first nine months of 2025 relative to the comparable periods in 2024 were primarily driven by strong operating performance on the higher sales volumes, slightly offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Operating income for the Harsh Environment Solutions segment for the third quarter and first nine months of 2025 was $410.9, or 27.1% of net sales, and $1,085.8, or 25.7% of net sales, respectively, compared to $283.7, or 23.8% of net sales, and $787.8, or 25.0% of net sales, for the third quarter and first nine months of 2024, respectively. The increases in operating margin for the Harsh Environment Solutions segment for both the third quarter and first nine months of 2025 relative to the comparable periods in 2024 were primarily driven by strong operating leverage on the higher organic sales volumes, slightly offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Operating income for the Communications Solutions segment for the third quarter and first nine months of 2025 was $1,081.3, or 32.7% of net sales, and $2,632.8, or 30.5% of net sales, respectively, compared to $431.0, or 25.6% of net sales, and $1,067.7, or 24.3% of net sales, for the third quarter and first nine months of 2024, respectively. The increases in operating margin for the Communications Solutions segment for both the third quarter and first nine months of 2025 relative to the comparable periods in 2024 were primarily driven by strong operating leverage on the significantly higher organic sales volumes, slightly offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Operating income for the Interconnect and Sensor Systems segment for the third quarter and first nine months of 2025 was $274.4, or 20.0% of net sales, and $731.2, or 19.3% of net sales, respectively, compared to $217.6, or 18.8% of net sales, and $616.3, or 18.4% of net sales, for the third quarter and first nine months of 2024, respectively. The increases in operating margin for the Interconnect and Sensor Systems segment for both the third quarter and first nine months of 2025 relative to the comparable periods in 2024 were primarily driven by strong operating leverage on the higher organic sales volumes.

Interest expense for the third quarter and first nine months of 2025 was $80.7 and $238.1, respectively, compared to $55.7 and $150.1 for the third quarter and first nine months of 2024, respectively. The increases in interest expense for both the third quarter and first nine months of 2025 were primarily driven by higher average borrowing levels from the issuances of the 2028 Senior Notes, the 2032 Euro Notes, the April Senior Notes and the October Senior Notes, as well as the USCP Notes (all as defined below) issued during the periods, which were primarily intended to fully or partially fund acquisitions, including the acquisition of the Andrew Business, as well as for other general corporate purposes.

Provision for income taxes for the third quarter and first nine months of 2025 was at an effective tax rate of 23.5% and 21.6%, respectively. Provision for income taxes for the third quarter and first nine months of 2024 was at an effective tax rate of 21.4% and 19.6%, respectively. Various items incurred in the third quarter and first nine months of 2025 and 2024 impacted the effective tax rate and earnings per share by the amounts noted in the tables below. For the third quarter and first nine months of 2025 and 2024, these items included excess tax benefits resulting from stock option exercise activity. For the first nine months of 2025 and 2024, the effective tax rate was further impacted by the tax effect of the aforementioned acquisition-related expenses incurred during the period. For the first nine months of 2024, the effective tax rate was further impacted by a discrete tax benefit related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for the three and nine months ended September 30, 2025 was 27.0% and 25.5%, respectively, and for both the three and nine months ended September 30, 2024 was 24.0%, as reconciled in the tables below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income attributable to Amphenol Corporation per common share - Diluted (“Diluted EPS”) were $1,245.7 and $0.97, respectively, for the third quarter of 2025, compared to $604.4 and $0.48, respectively, for the third quarter of 2024. Excluding the effect of the items listed in the tables below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $1,188.6 and $0.93, respectively, for the third quarter of 2025, compared to $632.8 and $0.50, respectively, for the third quarter of 2024. Net income attributable to Amphenol Corporation and Diluted EPS were $3,074.8 and $2.41, respectively, for the first nine months of 2025, compared to $1,677.8 and $1.33, respectively, for the first nine months of 2024. Excluding the effect of the items listed in the tables below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $3,018.5 and $2.37, respectively, for the first nine months of 2025, compared to $1,686.9 and $1.34, respectively, for the first nine months of 2024.

The following tables reconcile Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (each as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025					2024
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$1,702.3	27.5%	$1,245.7	23.5%	$0.97	$819.5	20.3%	$604.4	21.4%	$0.48
Amortization of acquisition-related inventory step-up costs	—	—	—	—	—	18.2	0.5	14.0	—	0.01
Acquisition-related expenses	—	—	—	—	—	45.4	1.1	35.8	(0.2)	0.03
Excess tax benefits related to stock-based compensation	—	—	(57.1)	3.5	(0.04)	—	—	(21.4)	2.8	(0.02)
Adjusted (non-GAAP) (2)	$1,702.3	27.5%	$1,188.6	27.0%	$0.93	$883.1	21.9%	$632.8	24.0%	$0.50

	Nine Months Ended September 30,
	2025					2024
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$4,145.9	24.9%	$3,074.8	21.6%	$2.41	$2,203.2	20.2%	$1,677.8	19.6%	$1.33
Amortization of acquisition-related inventory step-up costs	77.8	0.5	59.6	—	0.05	18.2	0.2	14.0	—	0.01
Acquisition-related expenses	56.0	0.3	46.7	(0.2)	0.03	115.4	1.1	95.7	(0.4)	0.08
Excess tax benefits related to stock-based compensation	—	—	(162.6)	4.1	(0.13)	—	—	(82.0)	3.9	(0.06)
Discrete tax items	—	—	—	—	—	—	—	(18.6)	0.9	(0.01)
Adjusted (non-GAAP) (2)	$4,279.7	25.7%	$3,018.5	25.5%	$2.37	$2,336.8	21.4%	$1,686.9	24.0%	$1.34

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Liquidity and Capital Resources

Liquidity and Cash Requirements

As of September 30, 2025 and December 31, 2024, the Company had cash, cash equivalents and short-term investments of $3,888.1 and $3,335.4, respectively, with approximately 67% and 50% of the Company’s cash, cash equivalents and short-term investments on hand located outside of the United States as of September 30, 2025 and December 31, 2024, respectively.

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, cash, cash equivalents and short-term investments on hand, as well as availability under the U.S. Commercial Paper Program, the Euro Commercial Paper Program, the Revolving Credit Facility and the Delayed Draw Term Loans (all as defined below). The Company believes that these sources of liquidity, along with access to capital markets (which the Company accessed during the nine months ended September 30, 2025 in connection with the issuance of the 2028 Senior Notes and the 2032 Euro Notes, and in 2024 in connection with the issuances of both the April Senior Notes and October Senior Notes), provide adequate liquidity to meet both its short-term (next 12 months) and reasonably foreseeable long-term requirements and obligations. The Company’s debt instruments are defined and discussed in more detail below within this Item 2.

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, funding of acquisitions, and other contractual obligations and commitments included in Item 7 of the 2024 Annual Report. The Company may also use cash to fund all or part of the cost of future acquisitions including the acquisitions of the CCS Business and Trexon if, and when, the acquisitions are consummated, which has been the case in recent years with the Company’s various acquisitions, including the acquisition of CommScope’s Andrew Business, which closed on January 31, 2025. The Company’s debt service requirements primarily consist of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility, Commercial Paper Programs and Delayed Draw Term Loans. As of September 30, 2025 and December 31, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility, U.S. Commercial Paper Program, Euro Commercial Paper Program and Delayed Draw Term Loans. However, the Company borrowed under the U.S. Commercial Paper Program during the first nine months of 2025 from time to time, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of the Andrew Business in January 2025, as discussed later within this Item 2. Although all such borrowings were repaid before the end of the second quarter of 2025, the Company may make additional borrowings under any of its debt instruments in the future. To the extent that interest rates change related to floating interest rate debt and the Company borrows under any of our floating interest rate instruments in the future (Commercial Paper Programs, Revolving Credit Facility and the Delayed Draw Term Loans), our interest expense and interest payments will be impacted accordingly. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2025, there can be no assurance that interest rates will not change significantly from current levels.

Repatriation of Foreign Earnings and Related Income Taxes

The Company has previously indicated an intention to repatriate most of its pre-2025 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2025 foreign earnings. As of September 30, 2025, the Company has accrued the foreign and U.S. state and local taxes associated with the foreign earnings that it intends to repatriate. The Company intends to evaluate future earnings for repatriation, and will accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Company paid the balance of the Transition Tax, net of applicable tax credits and deductions, during the second quarter of 2025, as permitted under the Tax Cuts and Jobs Act (the “Tax Act”).

H.R. 1

On July 4, 2025, the United States federal government enacted the tax and spending bill H.R. 1. This legislation contains changes to previously enacted provisions of the Internal Revenue Code and provides for extensions of certain expiring tax provisions included in the Tax Act.  Certain corporate tax provisions in H.R. 1 were enacted with retroactive effect to January 1, 2025.  H.R. 1 did not have a material impact on our effective tax rate for the three months ended September 30, 2025.  The Company continues to evaluate the corporate tax provisions contained within H.R. 1, and the future impact of the bill depends on several factors, including interpretive regulatory guidance, which has not yet been released.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$3,652.5	$1,967.6
Net cash used in investing activities	(3,578.6)	(2,398.2)
Net cash provided by financing activities	346.0	515.8
Effect of exchange rate changes on cash and cash equivalents	62.4	2.8
Net increase in cash and cash equivalents	$482.3	$88.0

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $3,652.5 in the first nine months of 2025 compared to $1,967.6 in the first nine months of 2024. The increase in Operating Cash Flow for the first nine months of 2025 compared to the first nine months of 2024 is primarily due to the increase in net income, partially offset by a higher usage of cash related to the change in working capital.

In the first nine months of 2025, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $435.2, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $849.3, inventories of $424.3 and prepaid expenses and other current assets of $83.8, partially offset by increases in accounts payable of $435.6 and accrued liabilities, including income taxes, of $486.6. In the first nine months of 2024, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $197.6, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $358.9, inventories of $186.0 and prepaid expenses and other current assets of $83.2, partially offset by increases in accounts payable of $319.2 and accrued liabilities, including income taxes, of $111.3.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at September 30, 2025 as compared to December 31, 2024. Accounts receivable increased $1,255.9 to $4,543.8, primarily due to the higher sales in the third quarter of 2025 relative to the fourth quarter of 2024, along with the impact of the four acquisitions (collectively, the “2025 Acquisitions”) that closed during the first nine months of 2025 and the effect of translation from exchange rate changes (“Translation”) at September 30, 2025 compared to December 31, 2024. Days sales outstanding at September 30, 2025 and December 31, 2024 were 67 days and 68 days, respectively. Inventories increased $754.4 to $3,300.1, primarily due to the impact of the 2025 Acquisitions, along with the impact of higher sales in the third quarter of 2025 relative to the fourth quarter of 2024 and Translation. Inventory days at September 30, 2025 and December 31, 2024 were 77 days and 80 days, respectively. Prepaid expenses and other current assets increased $134.9 to $651.9, primarily due to increases in various prepaid expenses and other current receivables, along with the impact of the 2025 Acquisitions and Translation. Property, plant and equipment, net, increased $429.7 to $2,141.5, primarily due to capital expenditures of $742.9, the impact of the 2025 Acquisitions and Translation, partially offset by depreciation of $454.6. Goodwill increased $1,632.4 to $9,868.6, primarily driven by goodwill recognized from the 2025 Acquisitions, in particular the acquisition of the Andrew Business, and Translation. Other intangible assets, net, increased $757.2 to $1,982.3, primarily due to the recognition of certain intangible assets related to the 2025 Acquisitions, in particular the acquisition of the Andrew Business, and Translation, partially offset by the amortization associated with the Company’s current intangible assets. Other long-term assets increased $185.6 to $766.7, primarily due to an increase in operating lease right-of-use assets resulting from new and renewed lease agreements entered into during the first nine months of 2025 as well as acquired leases resulting from the 2025 Acquisitions and Translation. Accounts payable increased $643.0 to $2,462.4, primarily due to increased purchasing activity related to the higher sales levels in the third quarter of 2025 relative to the fourth quarter of 2024, along with the impact of the 2025 Acquisitions and Translation. Payable days at September 30, 2025 and December 31, 2024 were both 58 days. Total accrued expenses, including accrued income taxes, increased $721.2 to $2,583.9, primarily as a result of increases in accrued salaries, wages and employee benefits and various other accrued expenses, along with the impact of the 2025 Acquisitions and Translation. Other long-term liabilities, including deferred tax liabilities, increased $386.4 to $1,272.5, primarily as a result of an increase in long-term lease liabilities resulting from new and renewed lease agreements entered into during the first nine months of 2025 as well as acquired leases resulting from the 2025 Acquisitions, and increases in various other long-term liabilities and Translation.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Operating Cash Flow (GAAP)	$3,652.5	$1,967.6
Capital expenditures (GAAP)	(742.9)	(465.6)
Proceeds from disposals of property, plant and equipment (GAAP)	7.6	7.1
Free Cash Flow (non-GAAP)	$2,917.2	$1,509.1

Investing Activities

Cash flows from investing activities primarily consist of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities was $3,578.6 in the first nine months of 2025, compared to $2,398.2 in the first nine months of 2024. In the first nine months of 2025, net cash used in investing activities was primarily driven by the use of $2,772.2 to fund acquisitions, capital expenditures (net of disposals) of $735.3 and net purchases of short-term investments of $71.1. In the first nine months of 2024, net cash used in investing activities was primarily driven by the use of $2,099.8 to fund acquisitions and capital expenditures (net of disposals) of $458.5, partially offset by net sales and maturities of short-term investments of $161.0. The elevated capital expenditures for the first nine months of 2025 were driven by investments primarily in support of the growth in our IT datacom and defense markets. We currently expect this elevated level of capital spending to continue for the fourth quarter of 2025 to support the significant growth we are experiencing related to AI applications in our IT datacom market.

Financing Activities

Cash flows from financing activities primarily consist of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash provided by financing activities was $346.0 in the first nine months of 2025, compared to $515.8 in the first nine months of 2024. In the first nine months of 2025, net cash provided by financing activities was primarily driven by (i) net cash proceeds from borrowings of $1,430.0, primarily related to the issuance of the 2028 Senior Notes and the 2032 Euro Notes (both as defined below), and (ii) cash proceeds of $445.4 from the exercise of stock options, partially offset by (i) redemption of the 2.050% Senior Notes of $400.0, (ii) dividend payments of $600.3, (iii) repurchases of the Company’s Common Stock of $493.9, (iv) payments of $29.1 related to debt financing costs associated with the Delayed Draw Term Loans, as well as the issuances of the 2028 Senior Notes and the 2032 Euro Notes, and (v) distributions to and purchases of noncontrolling interests of $5.5. In the first nine months of 2024, net cash provided by financing activities was primarily driven by (i) net cash proceeds from borrowings of $1,500.1, primarily related to the issuance of the April Senior Notes, and (ii) cash proceeds of $320.3 from the exercise of stock options, partially offset by (i) repurchases of the Company’s Common Stock of $520.4, (ii) dividend payments of $396.2, (iii) debt repayments of $353.7, primarily related to the redemption of the 3.20% Senior Notes in the second quarter of 2024, (iv) distributions to and purchases of noncontrolling interests of $20.8, and (v) payments of $14.7 related to debt financing costs associated with the Company’s amended and restated Revolving Credit Facility in March 2024 as well as the issuances of the April Senior Notes.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of the Commercial Paper Programs, the Revolving Credit Facility, the Delayed Draw Term Loans and senior notes as part of its overall cash management strategy.

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility then in effect. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On September 30, 2025, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On August 22, 2025, the Company entered into (i) a three-year, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions, and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “Three-Year Delayed Draw Term Loan”), which is scheduled to mature on the three-year anniversary of the funding date, and (ii) a 364-day, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “364-Day Delayed Draw Term Loan” and, together with the Three-Year Delayed Draw Term Loan, the “Delayed Draw Term Loans”), which is scheduled to mature on the date that is 364 days after the funding date. The Delayed Draw Term Loans were undrawn at closing and may each only be drawn in a single drawing over the life of the facilities. The Delayed Draw Term Loans may be repaid at any time without premium or penalty and, once repaid, cannot be reborrowed. When and if drawn upon, the proceeds from the Delayed Draw Term Loans are expected to be used to finance a portion of the consideration for the Company’s acquisition of CommScope’s Connectivity and Cable Solutions Business (“CCS Business”) and certain related costs, fees and expenses, as discussed further in Note 11 herein. Interest rates under the Delayed Draw Term Loans are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. As of September 30, 2025, the Company had not yet drawn upon the Delayed Draw Term Loans, and as such, there were no outstanding borrowings under the Delayed Draw Term Loans. On September 30, 2025, the Company was in compliance with the financial covenants under the Delayed Draw Term Loans.

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of September 30, 2025, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout some of the first nine months of 2025, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of the Andrew Business in January 2025. Before the end of the second quarter of 2025, the Company repaid all of its USCP Notes outstanding using the proceeds from the 2028 Senior Notes and the 2032 Euro Notes. As of September 30, 2025 and December 31, 2024, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first nine months of 2025, and, as of September 30, 2025 and December 31, 2024, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of September 30, 2025, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of September 30, 2025, the Company has outstanding senior notes (the “Senior Notes”) as follows:

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

The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On September 30, 2025, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On April 23, 2024, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three and nine months ended September 30, 2025, the Company repurchased 1.4 million and 6.1 million shares of its Common Stock for $152.9 and $493.9, respectively, under the 2024 Stock Repurchase Program. Of the total repurchases made during the nine months ended September 30, 2025 under the 2024 Stock Repurchase Program, 4.7 million shares, or $341.0, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From October 1, 2025 to October 21, 2025, the Company repurchased 0.3 million additional shares of its Common Stock for $39.5, and, as of October 21, 2025, the Company has remaining authorization to purchase up to $1,002.9 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On July 23, 2024, the Board approved an increase to the Company’s quarterly dividend rate from $0.11 per share to $0.165 per share, effective with dividends declared in the third quarter of 2024, and on October 21, 2025, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.165 per share to $0.25 per share, effective with dividends declared in the fourth quarter of 2025, contingent upon declaration by the Board.

The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared per share	$0.165	$0.165	$0.495	$0.385

Dividends declared	$201.9	$198.9	$602.7	$463.4
Dividends paid (including those declared in the prior year)	201.2	132.4	600.3	396.2

Acquisitions

During the nine months ended September 30, 2025, the Company completed four acquisitions (collectively, the “2025 Acquisitions”), including the acquisition of the Andrew Business from CommScope, for approximately $2,772.2, net of cash acquired. The Andrew Business has been included in the Communications Solutions segment, two acquisitions have been included in the Harsh Environment Solutions segment, and one acquisition has been included in the Interconnect and Sensor Systems segment. The 2025 Acquisitions were each funded using cash on hand, proceeds from the October Senior Notes, borrowings under the U.S. Commercial Paper Program, or a combination thereof. The 2025 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

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

Acquisition-related expenses

During the nine months ended September 30, 2025, the Company incurred $133.8 ($106.3 after-tax) of acquisition-related expenses, comprised primarily of (i) the non-cash amortization of the value associated with acquired backlog resulting from the Andrew Business acquisition and external transaction costs related to acquisitions (such acquisition-related expenses aggregating $56.0 are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $77.8 associated with the Andrew Business acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

During the three and nine months ended September 30, 2024, the Company incurred $63.6 ($49.8 after-tax) and $133.6 ($109.7 after-tax), respectively, of acquisition-related expenses, comprised primarily of (i) the amortization related to the value associated with the acquired backlog resulting from the CIT acquisition and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $45.4 and $115.4, respectively, are presented separately in the Condensed Consolidated Statements of Income) and (ii) the amortization of acquisition-related inventory step-up costs in the third quarter of 2024 of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

Purchase Agreement to Acquire CommScope’s Connectivity and Cable Solutions Business

On August 4, 2025, the Company entered into a Purchase Agreement with CommScope to acquire CommScope’s Connectivity and Cable Solutions Business (“CCS Business”), for an aggregate purchase price of approximately $10,500 in cash, subject to customary post-closing adjustments. Subject to the receipt of certain regulatory approvals and satisfaction of other customary closing conditions, the acquisition is expected to close by the end of the first quarter of 2026. The Company expects to finance this acquisition through a combination of cash on hand and debt. In connection with its entry into the Purchase Agreement, the Company obtained a commitment from JPMorgan Chase Bank, N.A., BNP Paribas, BNP Paribas Securities Corp. and Mizuho Bank, Ltd. for a $10,500 senior unsecured bridge facility, subject to customary conditions. A portion ($4,000) of such financing was replaced by the Delayed Draw Term Loans, as discussed in Note 4 herein, and the remaining $6,500 is expected to be replaced by the issuance of new senior unsecured notes prior to the closing of the acquisition. The CCS Business would expand the Company’s interconnect product capabilities in the IT datacom, communications networks and industrial markets, particularly adding complementary fiber optic interconnect capabilities. If, and when, the acquisition is consummated, the Company expects to report the CCS Business within its Communications Solutions segment.

Purchase Agreement to Acquire Trexon

On August 18, 2025, the Company announced that it had entered into a definitive agreement to acquire Trexon, for an aggregate purchase price of approximately $1,000 in cash, subject to customary post-closing adjustments. Subject to the receipt of certain regulatory approvals and satisfaction of other customary closing conditions, the acquisition is expected to close by the end of the fourth quarter of 2025. The Company expects to finance this acquisition with cash on hand. Trexon would expand the Company’s high-reliability interconnect and cable assembly capabilities, primarily for the defense market. If, and when, the acquisition is consummated, the Company expects to report Trexon within its Harsh Environment Solutions segment.

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures, defined below, as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Board and assessing related employee compensation measures. Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and period-over-period comparative results, in addition to the reasons noted below. Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation, effective tax rate and diluted EPS exclude income and expenses that are not directly related to the Company’s operating performance during the periods presented. Items excluded in the presentation of such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs, gains associated with bargain purchase acquisitions, and certain discrete tax items including, but not limited to, (i) the excess tax benefits related to stock-based compensation, (ii) the impact of tax audits relating to prior periods and (iii) significant changes in tax law. Non-GAAP financial measures related to net sales exclude the impact of foreign currency exchange rates and acquisitions. The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation or as a substitute for or superior to the related U.S. GAAP financial measures. In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and nine months ended September 30, 2025 and 2024 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

(amounts in millions)

The Company, in the normal course of doing business, is exposed to a variety of risks, including market risks associated with foreign currency exchange rates and changes in interest rates. The Company does not have any significant concentration with any one counterparty. There has been no material change in the Company’s assessment of its sensitivity to foreign currency exchange rate risk since its presentation set forth in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in its 2024 Annual Report. From time to time, the Company may borrow under the Revolving Credit Facility, Commercial Paper Programs and Delayed Draw Term Loans. In addition to the outstanding borrowings under the Company’s Euro Notes (as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements), any borrowings under the Euro Commercial Paper Program and Revolving Credit Facility have been and may continue to be denominated in various foreign currencies, including the Euro, and there can be no assurance that the Company can successfully manage changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies in which such borrowings are made.

The Company manages its exposure to interest rate risk through a mix of fixed and variable rate debt. The Company currently has various fixed rate senior notes outstanding, in both the United States and Europe, with various maturity dates, the most recent of which were issued in 2025. In addition, any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Any borrowings under the Delayed Draw Term Loans bear interest at rates that fluctuate with a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of September 30, 2025 and December 31, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility, U.S. Commercial Paper Program, Euro Commercial Paper Program and Delayed Draw Term Loans. However, the Company borrowed under the U.S. Commercial Paper Program during the first nine months of 2025 from time to time, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisition of the Andrew Business in January 2025, as discussed further in Note 11 of the Notes to Condensed Consolidated Financial Statements. The Company may make additional borrowings under any of its debt instruments from time to time, including to finance a portion of the consideration for the Company’s acquisition of the CCS Business. To the extent that interest rates change related to floating interest rate debt and the Company borrows under any of our floating interest rate instruments in the future (Commercial Paper Programs, Revolving Credit Facility and Delayed Draw Term Loans), our interest expense and interest payments will be impacted accordingly. Although the Company does not expect changes in interest rates to have a material effect on income or cash flows for the remainder of 2025, there can be no assurance that interest rates will not change significantly from current levels. In addition, the Company may utilize interest rate derivative instruments to hedge interest rate risk associated with future debt issuances (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 23, 2024, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three months ended September 30, 2025, the Company repurchased 1.4 million shares of its Common Stock for $152.9 million under the 2024 Stock Repurchase Program. All of the repurchased shares under the 2024 Stock Repurchase Program during the three months ended September 30, 2025 have been retained in Treasury stock at the time of repurchase. From October 1, 2025 to October 21, 2025, the Company repurchased 0.3 million additional shares of its Common Stock for $39.5 million, and, as of October 21, 2025, the Company has remaining authorization to purchase up to $1,002.9 million of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

The table below reflects the Company’s stock repurchases for the three months ended September 30, 2025:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1 to July 31, 2025	444,600	$100.06	444,600	$1,150.9
August 1 to August 31, 2025	484,900	109.72	484,900	1,097.7
September 1 to September 30, 2025	472,200	116.94	472,200	$1,042.4
Total	1,401,700	$109.09	1,401,700

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.33

Commercial Paper Program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2014).*

10.34

Commercial Paper Program Dealer Agreement dated as of July 10, 2018 between Amphenol Technologies Holding GmbH (as issuer), Amphenol Corporation (as guarantor), Barclays Bank PLC (as Arranger), and Barclays Bank PLC and Commerzbank Aktiengesellschaft (as Original Dealers) (filed as Exhibit 10.1 to the Form 8-K filed on July 11, 2018).*

10.35

Three-Year Term Loan Credit Agreement dated August 22, 2025, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 25, 2025).*˄

10.36

364-Day Term Loan Credit Agreement dated August 22, 2025, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (filed as Exhibit 10.2 to the Form 8-K filed on August 25, 2025).*˄

10.37	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 Form 10-K).†*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).**

†       Management contract or compensatory plan or arrangement.

*       Incorporated herein by reference as stated.

˄       Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

Date: October 24, 2025