Form 10-K
period 2025-12-31
AMPHENOL CORP /DE/
filed 2026-02-11
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of Amphenol Corporation Class A Common Stock (based upon the closing price of such stock on the New York Stock Exchange) held by non-affiliates was approximately $106,029 million.

As of January 31, 2026, the total number of shares outstanding of Registrant’s Class A Common Stock was 1,229,214,930.

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

PART I

Item 1. Business

General

Amphenol Corporation is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial, high-speed, fiber optic and specialty cable. The Company estimates, based on recent reports of industry analysts, that worldwide sales of interconnect, value-add cable assembly, antenna, cable and sensor-related products were approximately $500 billion in 2025.

Certain predecessor businesses of the Company were founded in 1932, and the Company was incorporated under the laws of the State of Delaware in 1986. The Company’s Class A Common Stock (“Common Stock”) began trading on the New York Stock Exchange in 1991.

Reportable Business Segments

The Company’s strategy is to provide our customers with comprehensive design capabilities, a broad selection of products and a high level of quality and service on a worldwide basis, while maintaining continuing programs of productivity improvement and cost control. The Company aligns its businesses into three reportable business segments: (i) Communications Solutions, (ii) Harsh Environment Solutions and (iii) Interconnect and Sensor Systems. This alignment and segment structure reinforces the Company’s entrepreneurial culture and enables clear accountability of each of our business unit general managers, while enhancing the scalability of Amphenol’s business for the future. The Company has three segment managers who lead their respective reportable business segments, each reporting directly to the Company’s Chief Executive Officer. All segment information throughout this Annual Report is presented under our three reportable segments.

A description of each of our reportable business segments is as follows:

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other interconnect products; coaxial, fiber optic, power and high-speed cable; antennas; and other products.

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

The following table provides a summary of the end markets that we service and our key products within each of the three reportable business segments:

Reporting Segment	Communications Solutions	Harsh Environment Solutions	Interconnect and Sensor Systems

% of 2025 Net Sales:	52%	26%	22%

End Markets	● Automotive ● Commercial Aerospace ● Communications Networks ● Defense ● Industrial ● Information Technology and Data Communications ● Mobile Devices	● Automotive ● Commercial Aerospace ● Communications Networks ● Defense ● Industrial ● Information Technology and Data Communications	● Automotive ● Commercial Aerospace ● Communications Networks ● Defense ● Industrial ● Information Technology and Data Communications

Key Products

Connectors and Connector Systems:

●   fiber optic interconnect products

●   high-speed interconnect products

●   radio frequency interconnect products

Value-Add Products:

●   cable assemblies and harnesses

Antennas:

●   consumer device antennas

●   network infrastructure antennas

Cable:

●   coaxial, fiber optic, power and specialty cable

Other:

●   hinges and other mechanical products

●   production-related products

Connectors and Connector Systems:

●   harsh environment data, power, fiber optic and radio frequency interconnect products

Value-Add Products:

●   backplane interconnect systems

●   cable assemblies and harnesses

● cable management products

Cable:

●   coaxial and specialty cable

Other:

●   flexible and rigid printed circuit boards

Connectors and Connector Systems:

●   busbars and power distribution systems

●   power interconnect products

Value-Add Products:

●   backplane interconnect systems

●   cable assemblies and harnesses

Sensors and Sensor-based Products:

●   force

●   gas and moisture

●   level

●   position

●   pressure

●   temperature

●   vibration

For further details related to the Company’s reportable business segments, information regarding the Company’s operations and results by reportable segment, as well as the Company’s net sales and long-lived assets by geographic area, refer to Note 13 of the Notes to Consolidated Financial Statements.

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

●Pursue strategic acquisitions and investments - The Company believes that the industry in which it operates is highly fragmented and continues to provide significant opportunities for strategic acquisitions. As a result, we continue to pursue acquisitions of high-potential companies with strong management teams that complement our existing business while further expanding our product lines, technological capabilities and geographic presence. We seek to enhance the performance of acquired companies by leveraging Amphenol’s position with customers across our diverse end markets, our leading technologies and our access to low-cost manufacturing around the world. In 2025, the Company invested approximately $3.8 billion to fund five acquisitions, while in 2024, the Company invested approximately $2.2 billion to fund two acquisitions. Our acquisitions in 2025 and 2024 have strengthened our customer base and product offerings in many of our end markets and have brought new, high-performing management teams into the Company. On January 31, 2025, the Company completed the acquisition of the Outdoor Wireless Networks segment (“OWN”) and Distributed Antenna Systems (“DAS”) business (collectively, “Andrew”) from Vistance Networks, Inc. (“Vistance,” formerly known as CommScope Holding Company, Inc.). The acquisition of Andrew provides a wide range of products, technologies and capabilities such as communications networks solutions, with advanced technologies in the area of base station antennas and related interconnect solutions, as well as distributed antenna systems, that are highly complementary to Amphenol’s existing product portfolio for next-generation wireless networks. Additionally, on January 9, 2026, the Company completed the acquisition of Vistance’s Connectivity and Cable Solutions business (which we now refer to collectively as “CommScope”) for an aggregate purchase price of approximately $10.5 billion, which to date is the largest acquisition in the Company’s history. The acquisition of CommScope adds significant fiber optic interconnect capabilities for the IT datacom and communications networks markets as well as a diverse range of industrial interconnect products for the building infrastructure connectivity market.

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

Automotive - Amphenol is a leading supplier of advanced interconnect systems, sensors and antennas for a growing array of automotive applications. In addition, Amphenol has developed advanced technology solutions for hybrid and electric vehicles and is working with leading global customers to proliferate these advanced interconnect products into next-generation automobiles. Sales into the automotive market represented approximately 15% of the Company’s net sales in 2025, with sales into the following primary end applications:

● antennas	● lighting
● charging stations	● passenger connectivity
● climate control	● power management
● electric vehicles	● safety and security systems
● engine management and control	● sensing systems
● exhaust monitoring and cleaning	● telematics systems
● hybrid vehicles	● transmission systems
● infotainment and communications

Commercial Aerospace - Amphenol is a leading provider of high-performance interconnect systems and components to the commercial aerospace market. In addition to connector and interconnect assembly products, the Company also provides rigid and flexible printed circuits, specialty cable, high-technology cable management products as well as sensors. Our products are specifically designed to operate in the harsh environments of commercial aerospace, while also providing substantial weight reduction, simplified installation and/or minimal maintenance. Sales into the commercial aerospace market represented approximately 5% of the Company’s net sales in 2025, with sales into the following primary end applications:

● aircraft and airframe power distribution	● in-flight entertainment
● avionics	● in-flight internet connectivity
● controls and instrumentation	● lighting and control systems
● engines	● wire bundling and cable management

Communications Networks - Amphenol is a leading global provider to the communications networks market and offers a wide product portfolio to support wireline and wireless service providers. The Company’s products include antennas, cables, connectors and interconnect systems that are used in current and next-generation wireline and wireless communications standards, including 5G networks. Sales into the communications networks market represented approximately 10% of the Company’s net sales in 2025, with sales into the following primary end applications:

● antenna systems	● fiber management systems
● base stations	● mobile switches
● cable, satellite & telecommunications networks	● network switching equipment
● customer premises equipment	● satellite interface devices
● distributed antenna systems (DAS)	● small cells

Defense - Amphenol is a world leader in the design, manufacture and supply of high-performance interconnect systems for harsh environment aerospace and defense applications. Such products require superior performance and reliability under conditions of stress and in hostile environments such as vibration, pressure, humidity, radiation and rapid and severe temperature changes. Amphenol provides an unparalleled product breadth, from aerospace and defense specification connectors to customized high-speed board level interconnects; from flexible to rigid printed circuit boards; from backplane systems to completely integrated assemblies; and from sensors to sensor-based systems. Amphenol is a technology leader, participating in major programs from the earliest inception across each phase of the production cycle. Sales into the defense market represented approximately 9% of the Company’s net sales in 2025, with sales into the following primary end applications:

● airframe	● naval
● avionics	● ordnance and missile systems
● communications	● radar systems
● engines	● rotorcraft
● ground vehicles and tanks	● satellite and space programs
● homeland security	● unmanned aerial vehicles

Industrial - Amphenol is a technology leader in the design, manufacture and supply of high-performance interconnect systems, sensors and antennas for a broad range of industrial applications. Amphenol’s core competencies include application-specific industrial interconnect solutions utilizing integrated assemblies, including with both cable and flexible printed circuits, as well as high-power interconnects requiring advanced engineering and system integration. In particular, our innovative solutions facilitate the increasing demands of embedded computing, power distribution and electrification within industrial applications. Sales into the industrial market represented approximately 19% of the Company’s net sales in 2025, with sales into the following primary end applications:

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

Information Technology and Data Communications - Amphenol is a global provider of interconnect solutions to designers, manufacturers and operators of internet and artificial intelligence (“AI”)-enabling systems. With our industry-leading high-speed, power and active and passive fiber optic interconnect technologies, together with superior simulation and testing capability and cost effectiveness, Amphenol is a market leader in interconnect development for the information technology and data communications (“IT datacom”) market. Our products enable a broad array of IT datacom systems and applications, including a growing range of systems to power AI and machine learning. Whether industry standard or application-specific designs are required, Amphenol provides customers with products that enable performance at the leading edge of next-generation, high-speed, power and fiber optic technologies. Sales into the IT datacom market represented approximately 36% of the Company’s net sales in 2025, with sales into the following primary end applications:

● AI	● servers
● cloud computing	● storage systems
● data centers	● transmission
● networking equipment

Mobile Devices - Amphenol designs and manufactures an extensive range of interconnect products, antennas and electromechanical components, including hinges, found in a wide array of mobile computing devices. Amphenol’s capability for high-volume production of these technically demanding, miniaturized products, combined with our speed of new product introduction, are critical drivers of the Company’s long-term success in this market. Sales into the mobile devices market represented approximately 6% of the Company’s net sales in 2025, with sales into the following primary end applications:

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

The Company’s products are sold to thousands of original equipment manufacturers (or OEMs) in numerous countries throughout the world. The Company’s products are also sold to electronic manufacturing services (EMS) companies, to original design manufacturers (or ODMs) and to service providers, including telecommunications network service providers and web service providers. No single customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2025, 2024 and 2023.

The Company sells its products through its own global sales force, independent representatives and a global network of electronics distributors. The Company’s sales to distributors represented approximately 19% and 18% of the Company’s net sales in 2025 and 2024, respectively. In addition to product design teams and collaborative initiatives with customers, the Company uses key account managers to manage certain customer relationships on a global basis so that it can bring to bear its total resources to meet the worldwide needs of its multinational customers.

Manufacturing

The Company is a global manufacturer employing advanced manufacturing processes including molding, stamping, plating, turning, computer numerical control (CNC) machining, 3D printing, extruding, die casting, certain other manufacturing, automation and assembly operations and proprietary process technology for connectors, specialty, fiber optic and coaxial cable production, antenna and sensor fabrication. Outsourcing of certain manufacturing processes is used when cost-effective. Substantially all of the Company’s manufacturing facilities operate under certification to management system standards of globally recognized, industry certification organizations. Many of our facilities are certified to quality management systems, primarily ISO9001, but also may include ISO13485, AS9100, and IATF16949. In addition, approximately half of our facilities are also certified to environmental, energy management or occupational health and safety management systems, including ISO14001, ISO45001 and ISO50001.

The Company’s manufacturing facilities are generally vertically integrated operations from the initial design stage through final design and manufacturing. The Company designs, manufactures and assembles its products at facilities in approximately 40 countries around the world. Our global coverage positions us near many of our customers’ locations and allows us to assist them in consolidating their supply base and lowering their production and logistics costs. In addition, the Company generally relies on local management in every region, which we believe creates a high degree of organizational stability and operational agility, as well as a deeper understanding of local markets. We believe our broad and balanced geographic distribution lowers our exposure to particular geographies, while allowing us to support our customers when challenges arise in a particular geography. The Company believes that its global presence is an important competitive advantage, as it allows the Company to provide quality products on a timely and worldwide basis to its multinational customers, while at the same time offering a level of resiliency and diversification against local risks and challenges that may emerge in any single geography.

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

Research and Development

The Company’s product development strategy is to rely on product design teams at most of our business units around the world working collaboratively with customers, which often results in the Company obtaining approved vendor status for its customers’ new products and programs. The Company focuses its research and development efforts primarily on those product areas that it believes have the potential for broad market applications and significant sales within a one- to three-year period. The Company seeks to have its products become widely accepted within the industry for similar applications and products manufactured by other potential customers, which the Company believes will provide additional sources of future revenue. At the end of 2025, our research, development and engineering efforts, which relate to the creation of new and improved products and processes, were supported by approximately 6,400 of our employees and were performed primarily by individual business units focused on specific markets and product technologies.

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

Raw Materials

The Company purchases a wide variety of raw materials for the manufacture of its products, including (i) precious metals such as gold, silver and palladium, (ii) aluminum, steel, copper, titanium and metal alloy products (iii) copper wire and optical fiber, and (iv) plastic materials. The Company also purchases a wide variety of mechanical and electronic components for the manufacturing of its products. Such raw materials and components are generally available throughout the world and are purchased locally from a variety of suppliers. The Company is generally not dependent upon any one source for raw materials or components or, if one source is used, the Company generally attempts to protect itself through long-term supply agreements. From time to time, the Company has encountered, and in the future may encounter, difficulties in obtaining certain raw materials or components necessary for production at reasonable costs due to supply chain constraints and logistical challenges, which may include regulatory restrictions and the imposition of additional tariffs. These difficulties may also negatively impact the pricing of materials and components sourced or used by the Company. While the Company does not currently anticipate significant, broad-based difficulties in obtaining raw materials or components necessary for production, inflationary pressures and increased commodity prices may impact the cost and availability of certain raw materials and components used by the Company and result in supply shortages for discrete raw materials or components. For a discussion of certain risks related to the availability of and dependence on raw materials and components, refer to the risk factor titled “The Company and certain of its suppliers and customers have experienced, and may in the future experience, difficulties obtaining certain raw materials and components, and the cost of certain of the Company’s raw materials and components may increase” in Part I, Item 1A. Risk Factors herein. Information regarding our obligations related to commitments to purchase certain goods and services is disclosed in Note 14 of the Notes to Consolidated Financial Statements.

Competition

The Company encounters competition in all areas of its business. The Company competes primarily on the basis of technology innovation, product quality and performance, price, customer service and delivery time. Primary competitors include Aptiv, Belden, Corning, Foxconn Interconnect Technology, Glenair, HUBER+SUHNER, ICT Luxshare, Jonhon, Molex, Rosenberger, Sensata, TE Connectivity and Yazaki, among others. In addition, the Company competes with a large number of smaller companies who compete in specific geographies, markets or products. For a discussion of certain risks related to competition, refer to the risk factor titled “The Company encounters competition in all areas of our business” in Part I, Item 1A. Risk Factors herein.

Backlog and Seasonality

The Company estimates that its backlog of unfilled firm orders as of December 31, 2025 was approximately $8.9 billion compared with backlog of approximately $6.1 billion as of December 31, 2024. The increase in the Company’s backlog was primarily related to strong demand for the Company’s products that support AI applications, as well as contributions from the Company’s acquisition program. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. Unfilled orders may generally be cancelled prior to shipment of goods. It is expected that nearly all of the Company’s backlog will be filled within the next 12 months. A significant portion of the Company’s business, such as sales to the communications-related markets and sales to distributors, generally have short lead times. Therefore, backlog may not be indicative of future demand. Generally, the Company does not experience significant seasonality in its business, although historically, the strongest quarters have typically been the last two quarters of our fiscal year.

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

Human Capital Management and Our Culture

The Company’s success is closely tied to the capability, adaptability and accountability of our diverse, global organization. One of the key components of our business strategy is the fostering of a collaborative and entrepreneurial management culture. Each of our general managers operates in a flat organizational structure and is enabled and incented to grow and develop their business, with the support of the resources of the larger organization. We believe this structure, with more than 140 general managers running unique, independent businesses, creates an environment and culture where each of our general managers has a more direct link to the success of their individual businesses and a more personal connection to the employees they oversee and the communities in which they operate.

As of December 31, 2025, the Company had approximately 170,000 employees worldwide, of which approximately 15,000 were located in the United States. Less than 10% of Amphenol’s U.S. workforce is represented by an independent trade union or covered by collective bargaining. The Company believes that it has a good relationship with both its unionized and non-unionized employees.

Our Board of Directors (the “Board”) is actively involved in overseeing the Company’s employee-related strategies and practices as well as the Company’s culture. This oversight is conducted both directly and through certain of the Board’s committees. At each of its regularly scheduled quarterly meetings, the Board reviews changes in key personnel and, at least once a year, meets with management to discuss various human resources related topics including succession planning. We believe the Company’s culture has been a critical component of the Company’s success and reinforcing that culture is a key responsibility of our executive management.

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

The Company publishes an annual sustainability report (“Sustainability Report”) to highlight our goals and areas of progress and success in sustainability matters, including climate-related topics. The Sustainability Report discusses our approach and progress on the environmental, social and governance issues most significant to our business, including related strategies, programs, goals and metrics that demonstrate our commitment to our stakeholders. The Sustainability Report is designed to inform and engage the Company’s broad range of stakeholders, such as investors, customers, suppliers, employees and members of the communities in which we operate, among others. Our 2024 Sustainability Report was prepared in accordance with the Global Reporting Initiative (“GRI”) Standards framework and topics identified under the Sustainability Accounting Standards Board (“SASB”) standards and outlines board and executive-level oversight of climate-related risks and opportunities identified in the International Sustainability Standards Board (“ISSB”) and Climate Scenario Analysis recommendations. The SASB standards and GRI and ISSB frameworks encourage companies to disclose climate-related topics that are important to certain interested stakeholders, even if not material for purposes of the U.S. securities laws. Furthermore, the materiality standards under these frameworks and other regimes we may consider are different from, and often more expansive than, the materiality standard under the U.S. securities laws. Our 2024 Sustainability Report is available on our website at https://amphenol.com/sustainability. The items discussed in our 2024 Sustainability Report have not required material capital expenditures or operating expenses, nor caused material operational challenges or risks to the Company’s business or results of operations beyond those items disclosed in Item 1A. Risk Factors within the risk factors titled “The Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change,” and “The Company is subject to, and may continue to be subject to, incremental costs, risks and regulations associated with efforts to combat the negative effects of climate change and other sustainability matters.” Information included in our 2024 Sustainability Report and our website is not incorporated by reference in, and does not form part of, this Annual Report.

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

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions. During 2025, non-U.S. markets constituted approximately 65% of the Company’s net sales, with China constituting approximately 16% of the Company’s net sales. The Company employs approximately 90% of its workforce outside the United States. The Company’s customers are located throughout the world, and the Company has many manufacturing, administrative and sales facilities outside the United States. As of December 31, 2025, approximately 79% of the Company’s long-lived assets were located outside of the United States, with approximately 37% located in China. This compares to approximately 73% and 29%, respectively, in 2024. These increases relate primarily to the significant investments the Company has made to support sales of its AI-related products.

During the last few years, there have been significant changes to U.S. and other countries’ trade policies, export control laws, sanctions, legislation, treaties and tariffs, including U.S. trade policies and tariffs affecting several of the countries in which we operate. The U.S. continued to impose new tariffs on imports to the U.S. throughout 2025, and in response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. These changes have, in certain cases, increased our costs of doing business. There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), what actions may be taken by the other countries in retaliation or whether we would be able to fully mitigate the impact of any such actions by pricing or other measures. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets or to some customers, which may result in declines in our net sales and operating income. We have manufacturing facilities in certain jurisdictions that are authorized to operate under preferential duty and/or tariff programs that provide for reduced tariffs and/or eased import and export regulations and are subject to compliance with the terms of such programs, which are subject to increased regulatory scrutiny and oversight. Failure to comply with the terms of such programs could increase our manufacturing costs and adversely affect our business, operating results and financial condition. Additionally, it is possible that government policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.

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
●effects of significant changes in economic, monetary and/or fiscal policies, including interest rate changes by the U.S. Federal Reserve or other international central banking systems, foreign currency fluctuations and significant income tax changes;
●intergovernmental and other conflicts or actions, including, but not limited to, armed conflict, such as the ongoing military conflicts between Ukraine and Russia, trade wars, cyberattacks and acts of terrorism or war;
●employment regulations and local labor conditions, including increases in employment costs, particularly in low-cost regions in which the Company currently operates;
●industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●difficulties protecting intellectual property;
●longer payment cycles;

●changes in exchange control regulations or tax policy, including any government actions that prohibit, limit or increase the cost of paying a dividend or otherwise moving cash between the Company’s subsidiaries located in different countries;
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

The Company purchases a wide variety of raw materials for the manufacture of its products, including (i) precious metals such as gold, silver and palladium, (ii) aluminum, steel, copper, titanium and metal alloy products, (iii) copper wire and optical fiber and (iv) plastic materials. In the past, prices for these and certain other basic materials have experienced significant volatility. While the Company does not currently anticipate significant, broad-based difficulties in obtaining raw materials or components necessary for production, it has, from time to time, experienced certain difficulties, and inflationary pressures, increased commodity prices and regulatory restrictions may impact the cost and availability of certain raw materials and components used by the Company and result in supply shortages for discrete raw materials or components. Moreover, the Company may not be able to pass along any increased raw material or component prices to its customers and may not be able to procure and obtain sufficient quantities of raw materials and components in a timely manner and at acceptable prices from our suppliers. In limited instances, we depend on a single source of supply or participate in commodity markets that may be served by a limited number of suppliers, and for some components, alternative sources may not exist or may be unable to produce the quantities of those components necessary to satisfy our production requirements. Delays in obtaining supplies may result from a number of factors affecting our suppliers, and any delay could impair our ability to deliver products to our customers. Moreover, the cost and availability of raw materials may fluctuate significantly due to external factors including, but not limited to, product scarcity, war or other armed conflict, logistical challenges, disruptions caused by climate change and adverse weather conditions, commodity market fluctuations, currency fluctuations, governmental policies and regulations such as tariffs and import restrictions, as well as pandemics and epidemics, which may, in turn, negatively impact our results of operations and financial condition.

Cybersecurity incidents affecting our information technology systems could disrupt business operations or cause the release of highly sensitive confidential or personal information, resulting in adverse impacts to our reputation and operating results and potentially leading to litigation and/or governmental investigations, fines and other penalties.

We rely on both our own information technology systems and those provided by third-party vendors to support critical business operations. These systems are subject to numerous and evolving cybersecurity threats that are designed to disrupt operations or gain unauthorized access and threaten the confidentiality, integrity and availability of our information technology systems and confidential information. These threats may arise from diverse threat actors such as state-sponsored organizations and opportunistic hackers and hacktivists, as well as through diverse attack vectors, including, but not limited to, malware, social engineering/phishing, credential harvesting, ransomware, malfeasance by insiders, human or technological error and other increasingly sophisticated attacks. Cyberattacks continue to expand and evolve, making it difficult to detect and prevent such threats from impacting the Company. Globally, there continues to be an elevated volume of cyber threats, exploitation of previously unknown software vulnerabilities, ransomware attempts and social engineering attacks, such as phishing and impersonation, and attackers increasingly use tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. The proliferation of Internet of Things (“IoT”) devices and Operational Technology (“OT”) systems has expanded the potential points of entry for an unauthorized user to access a system or network. Threat actors are targeting IoT and OT systems to disrupt critical infrastructure or gain lateral access to corporate networks. In addition, the rise of AI and machine learning has led to more sophisticated and deceptive attacks. Cybercriminals are increasingly using AI-generated videos, audio and text to deceive individuals and organizations. These attacks can be used for impersonation in social engineering and fraud. Attackers can manipulate systems in new ways and more easily perform functions at scale. In addition, global remote working dynamics continue to present additional risk that threat actors will engage in social engineering (for example, phishing) and exploit vulnerabilities in corporate and non-corporate networks. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or avoid a material adverse impact to our business.

While we maintain a cybersecurity risk management program, there can be no assurance that it will eliminate all risk in protecting our information technology systems and confidential information. We rely on third-party providers, including cloud hosting and managed security service providers, for critical aspects of our information technology and cybersecurity infrastructure. A cybersecurity incident affecting any such provider, including incidents involving our cloud hosting environments, could materially disrupt our operations, even if our internal systems are not directly compromised. While the impact of previous attacks has not been material, future cybersecurity incidents could lead to unauthorized access to and potentially impair the Company’s information technology systems, products, customers, suppliers and third-party service providers. Cybersecurity incidents could potentially result in the disruption of our business operations and/or misappropriation, destruction or corruption of critical data and confidential, personal, or proprietary information. Cybersecurity events could result in the loss of or inability to access confidential information and critical business, financial or other data, and/or cause the release of highly sensitive confidential or personal information. Further, cybersecurity incidents could result from unauthorized parties gaining access to our systems or information through fraudulent or other means of deceiving our employees, suppliers or third-party service providers. Our and key third-party information technology systems and infrastructure are susceptible to disruptions from cybersecurity incidents, ransomware attacks, security breaches, computer viruses, security vulnerabilities or “bugs” in software or hardware, outages, systems failures, natural disasters, adverse public health developments, or other catastrophic events, any of which could result in reputational damage that may cause the loss of existing or future customers, the loss of our intellectual property, the release of highly sensitive confidential or personal information, the inability to access critical data and other operational disruptions, litigation with third parties (including class actions) and/or governmental investigations, fines and other penalties, among other things, which could have a material adverse effect on our business, financial condition and results of operations. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We and our business partners maintain significant amounts of data electronically in locations around the world.  This data relates to all aspects of our business, including financial information and current and future products under development, and also contains certain customer, supplier, partner and employee data, such as personal information. There is a risk of intrusion, cyberattacks or tampering that could compromise the integrity and privacy of this data or make the data inaccessible to us. In addition, in certain cases, we outsource the storage of this data to third-party business partners. Those partners may also be subject to data intrusion or a cyberattack. Any compromise of the data could substantially disrupt our operations, impact future business opportunities, harm our customers, employees and other business partners, damage our reputation, violate applicable laws, regulations, policies and contractual obligations and subject us to potentially significant costs and liabilities, including litigation or other enforcement actions. For further discussion of the Company’s risk management, strategy, and governance around cybersecurity, refer to Part I, Item 1C. Cybersecurity herein.

In the course of operating our business, we and certain of our third-party providers collect, maintain and process data about customers, employees, suppliers and others, including personally identifiable information. We are therefore subject to a variety of laws, regulations and other requirements relating to information security and privacy, including those related to handling of personally identifiable information. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may either be unclear in their interpretation and application, or they may have inconsistent or conflicting requirements. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the U.S. and elsewhere, including in relation to cybersecurity incidents. These laws and regulations impose significant obligations on companies regarding how they collect, store, protect, process and transfer personal information and can impose significant fines for non-compliance. Any failure or perceived failure by us to comply with laws, regulations and other requirements relating to information security and privacy could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs investigating and defending such claims and, if found liable, pay significant fines, penalties and other related costs or be required to make changes to our business. If any of these events were to occur, our reputation may be damaged, and our business, results of operations, and financial condition could be materially adversely affected.

The Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change.

From time to time, extreme weather conditions and natural disasters have negatively impacted, and may continue to negatively impact, portions of our operations, as well as the operations of our suppliers, vendors, customers and distributors. Such unpredictable weather conditions and natural disasters including, but not limited to, severe storms, earthquakes, fires, droughts, floods, hurricanes, tornadoes, and stronger and longer-lasting weather patterns, including heat waves and freezes and ambient temperature or precipitation changes, and their consequences and effects have, in the past, temporarily disrupted our business operations both in the United States and abroad. There are climate-related risks in all of the countries in which we operate, and climate change may exacerbate certain such events and may also contribute to other changes that could also adversely impact our operations. These events could cause some of the Company’s operations to suffer from supply chain disruptions and potential delays in fulfilling customer orders or order cancellations altogether, lost business and sales, increased costs and compliance burdens, energy and water scarcity, changing costs or availability of insurance, and/or property damage or harm to our people, each and all of which could have an adverse effect on our business, operations, financial condition and results of operations.

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

Our performance is dependent on our ability to attract, recruit, hire and retain skilled personnel, including our various management teams. It is possible that scarce labor market conditions, which the Company has experienced from time to time, and changes in immigration policies in the U.S. and other countries in which we operate could have an adverse effect on our ability to attract, recruit, hire and retain skilled employees globally, which in turn, could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, our business could also be adversely impacted by any significant increases in labor costs, including wages and benefits.

RISKS RELATED TO OUR END MARKETS

The Company encounters competition in all areas of our business.

The Company competes primarily on the basis of technology innovation, product quality and performance, price, customer service and delivery time. Competitors include large, diversified companies, some of which have comparable assets and financial resources, as well as medium- to small-sized companies that have smaller portfolios or specialize in one or more of our product lines. Rapid technological changes could also lead to the entry of new competitors of various sizes, against whom we may not be able to successfully compete. There can be no assurance that the Company will be able to compete successfully against existing or new competition, and the inability to do so may result in price reductions, reduced margins, or loss of market share, any of which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is dependent on end market dynamics to sell its products, and some of the Company’s end markets are subject to cyclical and at times rapid periods of reduced demand.

The Company is dependent on end market dynamics to sell its products, and its operating results could be adversely affected by cyclical and at times rapid periods of reduced demand in any of its end markets. Demand for products can be subject to rapid changes arising from a wide variety of factors, including new technology developments, changes in general economic conditions, consolidation within an industry, changes in access to financing, competition, new legislation and regulation, an evolving global trade environment, prolonged work stoppages or other disputes with labor unions and governmental budgetary constraints, among many other factors. For example, some of our customers are making significant investments in AI, and these investments are driving robust demand for certain of the Company’s products. The continued growth of this market will be dependent upon many factors, including our go-forward market share for such products, the demand for our customers’ products and services, the amount and mix of capital spending by our customers, changing technology priorities and changes in government regulations and policies related to AI. Periodic downturns in any of our customers’ end markets can significantly reduce demand for certain of our products and result in customers canceling, delaying, reducing or otherwise modifying their purchase commitments, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

RISKS RELATED TO ACQUISITIONS

The Company has at times experienced difficulties and unanticipated expenses in connection with purchasing and integrating newly acquired businesses.

The Company has completed numerous acquisitions in recent years, including five in 2025 and two in 2024, some of which are large and complex. Additionally, on January 9, 2026, the Company closed the CommScope acquisition, which is the largest acquisition in the Company’s history. The Company anticipates that it will continue to pursue acquisition opportunities as part of its growth strategy. From time to time, the Company experiences difficulty and unanticipated expenses associated with purchasing and assimilating acquisitions into the Company, and acquisitions do not always perform and deliver the financial benefits expected. In addition, the Company may not be able to close acquisitions as anticipated, or at all. The Company has also experienced challenges at times following the acquisition of a new company or business, including, but not limited to, managing the operations, manufacturing facilities and technology; maintaining and increasing the customer base; retaining the management team; managing the response of business partners and competitors; exposure to new regions and countries, including managing the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; or retaining key employees, suppliers and distributors. These transactions may also lead to litigation, and in certain limited cases, the Company has pursued indemnification claims against seller(s) of an acquired business or sought recovery under third - party insurance policies for pre-acquisition liabilities, breaches of representations, warranties or covenants or for other reasons provided for in the relevant acquisition agreement or insurance policy. To the extent we pursue indemnification claims against such seller(s) or insurers, such seller(s) or insurers may successfully contest such claims and/or may not have the financial capacity to compensate us for such claims, or such claims may otherwise be difficult or impractical to enforce. We cannot predict or guarantee whether, when and to what extent anticipated cost savings, benefits, margin improvements and growth prospects will be achieved from recent or future acquisitions.

The Company may in the future incur goodwill and other intangible asset impairment charges.

On December 31, 2025, the total assets of the Company were $36.2 billion, which included $10.6 billion of goodwill (the excess of fair value of consideration paid over the fair value of net identifiable assets of businesses acquired) and $2.2 billion of other intangible assets, net. The Company performs annual evaluations (or more frequently, if necessary) for the potential impairment of the carrying value of goodwill and other intangible assets. Such evaluations to date have not resulted in the need to recognize an impairment. However, if the financial performance of the Company’s businesses were to decline significantly, the Company could incur a material non-cash charge to its income statement for the impairment of goodwill and other intangible assets. Furthermore, we cannot provide assurance that impairment charges in the future will not be required if the expected cash flow estimates as projected by management do not occur, especially if an economic recession occurs and continues for a lengthy period or becomes more severe, or if acquisitions made by the Company fail to achieve expected returns.

RISKS RELATED TO OUR LIQUIDITY AND CAPITAL RESOURCES

The Company’s credit agreements and senior notes contain certain requirements, which if breached, could have a material adverse effect on the Company.

The third amended and restated credit agreement governs our $3.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”), which also backstops the Company’s U.S. commercial paper program (“U.S. Commercial Paper Program”) and Euro commercial paper program (“Euro Commercial Paper Program”, and together with the U.S. Commercial Paper Program, “Commercial Paper Programs”). The Revolving Credit Facility contains financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, a limit on priority indebtedness and limits on incurrence of liens. The Company also has similar financial and other covenants associated with its three-year unsecured delayed draw term loan credit agreement (the “Three-Year Delayed Draw Term Loan”) and 364-day unsecured delayed draw term loan credit agreement (the “364-Day Delayed Draw Term Loan” and, together with the Three-Year Delayed Draw Term Loan, the “Delayed Draw Term Loans”), each of which was entered into in August 2025. The ability to meet the financial covenants can be affected by events beyond the Company’s control, and the Company cannot provide assurance that it will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility or the Delayed Draw Term Loans, as applicable. Upon the occurrence of an event of default under the Revolving Credit Facility or the Delayed Draw Term Loans, the applicable lenders could terminate all applicable commitments to extend further credit thereunder (if any) and elect to declare amounts outstanding thereunder to be immediately due and payable, which could result in the acceleration of certain of the Company’s other indebtedness and the Company not having sufficient assets to repay indebtedness under the Revolving Credit Facility, the Delayed Draw Term Loans and such other debt instruments. As of December 31, 2025, the Company had no borrowings outstanding under the Revolving Credit Facility, the Delayed Draw Term Loans, or the Commercial Paper Programs. However, the Company borrowed $1,534.1 million under each of the Delayed Draw Term Loans in January 2026 to fund a portion of the consideration for the CommScope acquisition. In addition, the Company borrowed under the U.S. Commercial Paper Program throughout 2025, and the Company may make borrowings under the Revolving Credit Facility and the Commercial Paper Programs from time to time in 2026 and beyond.

In addition to the Revolving Credit Facility and the Delayed Draw Term Loans, the Company’s various senior notes, some of which were issued during 2025, also impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. While the Company was compliant with all such requirements as of December 31, 2025, there can be no assurance that the Company will remain in compliance with such requirements.

Financing a portion of the consideration of the CommScope acquisition resulted in an increase in the Company’s debt and interest expense, which could adversely affect the Company’s results of operations, cash flows and financial condition.

Financing a portion of the consideration of the CommScope acquisition resulted in a significant increase in the Company’s debt. This increase in debt requires a larger portion of the Company’s cash flow to be dedicated to the payment of principal and interest on its debt, which could, among other things, prevent the Company from carrying out capital spending that is necessary or important to the Company’s growth strategy and reduce our flexibility to respond to changing business and economic conditions. Further, the amount of cash required for the payment of principal and interest on the increased debt, and thus the demands on the Company’s capital resources, have increased. More specifically, the Company expects interest expense, net of interest income, to increase from $367.8 million in 2025 to approximately $800.0 million in 2026. In addition, the Company may incur additional debt in the future that could further exacerbate these risks, any of which could adversely affect the Company’s results of operations, cash flows and financial condition.

The Company’s results may be negatively affected by changing interest rates.

The Company is subject to interest rate volatility with regard to existing and future issuances of debt. The Company monitors its mix of fixed-rate and variable-rate debt, as well as its mix of short-term and long-term debt. As of December 31, 2025, 3% of the Company’s outstanding borrowings were subject to floating interest rates. However, outstanding debt subject to floating interest rates will be higher going forward as a result of the borrowings under the Delayed Draw Term Loans that occurred subsequent to December 31, 2025, as discussed above. To the extent that interest rates change, our interest expense and interest payments on floating rate debt will be impacted accordingly. There can be no assurance that interest rates will not change significantly from current levels.

The Company relies on the global capital markets, and an inability to access those markets on favorable terms could adversely affect the Company’s results.

The Company has used the global capital markets to raise capital to invest in its business and make strategic acquisitions. The capital and credit markets have experienced significant volatility in the past. If general economic and capital market conditions deteriorate significantly, it could become more difficult to access capital to finance capital investments, acquisitions and other initiatives including dividends and share repurchases, which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, we cannot guarantee that we will be able to maintain our current credit rating. If the credit rating agencies that rate the Company’s debt were to downgrade the Company’s credit rating, including any announcement that the Company’s credit rating is under further review for a downgrade, it would likely increase the Company’s cost of capital and make it more difficult for the Company to obtain new financing and access capital markets, which could also have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

Our business and financial results may be adversely affected by government contracting risks.

We, as well as some of our customers, are subject to various laws and regulations applicable to parties doing business with the U.S. and other governments, including laws and regulations governing reporting, cybersecurity and procurement obligations, interactions with government officials, performance of government contracts, the use and treatment of government furnished property and the nature of materials used in our products, many of which are complex, frequently changing, and subject to varying interpretations. We may be unilaterally suspended or barred from conducting business with the U.S. and other foreign governments or their suppliers (both directly and indirectly), become subject to fines or other sanctions or prohibited from taking certain actions if we are found to have violated such laws or regulations. For example, under the executive order titled “Prioritizing the Warfighter in Defense Contracting” issued in January 2026, defense contractors designated as underperforming by the Secretary of War are prohibited from conducting stock buybacks and issuing dividends until their performance improves. As a result of the need to comply with these numerous laws and regulations, we are subject to increased risks of governmental investigations, civil fraud actions, criminal prosecutions, whistleblower lawsuits and other enforcement actions. The U.S. laws and regulations to which we are subject include, but are not limited to, the Export Administration Regulations, the Federal Acquisition Regulation, the False Claims Act, International Traffic in Arms Regulations, regulations from the Bureau of Alcohol, Tobacco and Firearms and the FCPA. Moreover, we are subject to a wide range of similar laws and regulations in other countries throughout the world. Although we have compliance programs in place designed to reduce the likelihood of potential violations of these laws and regulations, our employees, contractors, or agents could violate such laws and regulations or our policies and procedures. Failure, or the perceived failure, to comply with applicable requirements also could harm our reputation and our ability to compete for future government contracts or sell commercial equivalent products. Any of these outcomes could result in fines or sanctions and may have a material adverse effect on our business, operations, financial condition, liquidity, and results of operations.

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

The Company must comply with complex export and import controls as well as economic sanctions and trade embargoes imposed by the U.S. government and other countries.

Certain of our products, including purchased components of such products, are subject to U.S. and non-U.S. export control laws and regulations, and may be exported only with the required export license or through an export license exception. In addition, we are required to comply with certain U.S. and non-U.S. economic sanctions and trade embargoes that restrict our ability to transact or deal with certain persons, countries, regions, and governments. These laws and regulations are complex, may change frequently and without prior notice, have generally become more stringent over time and have intensified under recent U.S. administrations, especially in light of ongoing tensions between the U.S. and China, as well as other countries. For example, in 2019, the U.S. government added certain companies based in China to the “Entity List” maintained by the U.S. Department of Commerce, which imposes additional restrictions on sales to such companies. Since 2019, numerous other companies have been added to that list. Further, in 2022, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) released new export control regulations that restrict the provision to China of certain technology, software, manufacturing equipment and commodities that are used to make certain advanced computing integrated circuits (“ICs”) and supercomputers. These changes include new restrictions on the ability of U.S. companies to provide certain services to any facility in China that manufactures certain advanced ICs. Since 2022, numerous other related rules and regulations have been implemented by BIS. In response to these regulations, the Chinese government has implemented its own set of import and export rules and regulations and added certain U.S.-based companies to the Chinese government’s “Unreliable Entity List”, which imposes additional restrictions on such companies. Although, to date, none of such restrictions have had a material adverse effect on the Company’s business, financial condition and results of operations, the U.S. and Chinese governments have the power to place even greater restrictions, and such restrictions could further limit or prohibit the Company from selling its products or providing its services. In addition, we cannot ensure that our policies and procedures designed to maintain compliance with applicable rules and regulations will be effective in preventing instances of non-compliance. If we were to fail to comply with applicable export control restrictions (for example, by failing to obtain required export licensing), customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines, the incarceration of responsible employees and managers, reputational harm, and the possible loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Changes in fiscal and tax policies as well as audits and examinations by taxing authorities could impact the Company’s results.

The Company is subject to tax in all jurisdictions in which it operates, including the Company’s two largest markets, the U.S. and China. Any tax-related audits or examinations or, changes in tax laws, regulations, accounting standards for income taxes and/or other tax guidance could materially impact the Company’s current and non-current tax liabilities, along with deferred tax assets and liabilities, and consequently, our financial condition, results of operations or cash flows.

In 2025, certain of the Company’s subsidiaries based in China received notices from relevant tax authorities challenging certain of the Company’s tax positions taken over up to an eight-year period. Although the Company believes its tax positions are appropriate and is currently discussing the matter with the relevant tax authorities, the Company has recorded a charge of $100.0 million in the fourth quarter of 2025. The $100.0 million charge represents the Company’s current best estimate of the costs that may be incurred to resolve this matter; however, the range of potential costs is estimated to be $100.0 million to approximately $300.0 million. The Company is unable to estimate the timing for resolution of this matter.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases, was enacted into law. Companies were required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but did not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the years ended December 31, 2025 and 2024. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

On July 4, 2025, the U.S. federal government enacted the tax and spending bill H.R. 1. This legislation contains changes to previously enacted provisions of the Internal Revenue Code and provides for extensions of certain expiring tax provisions included in the Tax Cuts and Jobs Act. Certain corporate tax provisions in H.R. 1 were enacted with retroactive effect to January 1, 2025. H.R. 1 did not have a material impact on our effective tax rate for the year ended December 31, 2025. The Company continues to evaluate the corporate tax provisions contained within H.R. 1, and the future impact of H.R. 1 depends on several factors, including interpretive regulatory guidance, which has not yet been released.

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

We rely on patent and trade secret laws, copyright, trademark, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited and, from time to time, we encounter difficulties in protecting our intellectual property rights, particularly in certain countries outside the U.S., which could result in costly product redesign efforts, discontinuance of certain product offerings or other harm to our competitive position. We cannot provide assurance that the patents that we hold or may obtain will provide meaningful protection against our competitors. In addition, we may choose to not apply for patent protection or may fail to apply for patent protection in a timely fashion. Changes in laws concerning intellectual property, or the enforcement of such laws, may affect our ability to prevent or address the misappropriation of, or the unauthorized use of, our intellectual property, potentially resulting in loss of market share. Litigation may be necessary to enforce our intellectual property rights. Litigation is inherently uncertain, and outcomes are unpredictable. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

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

The Company is currently engaged in, or subject to, various customer claims, litigation and other regulatory and legal matters and may be subject to additional claims, litigation and other regulatory or legal proceedings in the future. Such matters expose the Company to risks that could be material, including, but not limited to, risks related to employment disputes, tax controversies, government investigations, intellectual property infringement, compliance with environmental laws, securities laws violations, unfair sales practices, product safety and liability, and product warranty, indemnity and other contract-related claims. These matters may subject the Company to lawsuits, voluntary or forced product recalls, government investigations and criminal liability, including claims for compensatory, punitive or consequential damages, and could result in diverting our management’s attention, disruptions to our business and significant legal expenses. These matters could also damage our reputation, harm our relationships with customers or negatively affect product demand.

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

The Company is subject to, and may continue to be subject to, incremental costs, risks and regulations associated with efforts to combat the negative effects of climate change and other sustainability matters.

There is increased public awareness regarding climate change, human capital and other sustainability matters. This increased focus has led to certain international treaties and agreements and legislative and regulatory efforts. In addition to the risks discussed under the risk factor titled “The Company may be negatively impacted by extreme weather conditions and natural catastrophic events, including those caused or intensified by climate change,” the Company may also be subject to larger, global climate change initiatives, laws, regulations or orders which seek to reduce greenhouse gas (“GHG”) emissions. In addition to government requirements, certain of our customers are also imposing climate-related requirements on their suppliers, including us. Any failure, or perceived failure, to comply with these requirements may result in reduced demand for our products, reputational harm, or other adverse impacts to our business.

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

In recent years, both U.S. and foreign regulations have evolved, and there have been various new laws around the world that have been passed and will require additional related disclosure or substantive action on sustainability matters. For example, in Europe, the EU finalized the Corporate Sustainability Reporting Directive, which introduces more prescriptive sustainability reporting requirements for EU companies as well as certain non-EU companies. While in 2025, the SEC announced that it had voted to end its defense of Final Rule 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors, the litigation remains pending, which makes the ultimate outcome and compliance needs uncertain. We continue to monitor and review developing sustainability frameworks, standards, rules and regulations, including those passed by U.S. states, such as the two climate-related disclosure bills (Senate Bill-253, Climate Corporate Data Accountability Act and Senate Bill-261, Greenhouse Gases: Climate-Related Financial Risk) that will require initial disclosures in 2026. Such laws are not uniform and may be inconsistently applied, which can increase the complexity and cost of compliance as well as any associated litigation or enforcement risks.

In addition to the requirement to comply with these enacted laws and regulations and other potential mandatory requirements, any future regulatory changes in any of the jurisdictions in which we operate, in addition to those already enacted, could result in transition risks to the Company, including, but not limited to: (i) the nature and timing of any requirement to lower GHG emissions and adopt more energy-efficient energy use, which could result in changes or disruptions to the way the Company operates, (ii) financial risks where the compliance with such regulations requires unforeseen capital expenditures and becomes costly or financially burdensome, (iii) legal risks associated with the failure to adapt to or comply with future climate change-related regulations, (iv) risks of climate litigation associated with our disclosures and/or operations; (v) risks associated with the implementation of any new technologies required to comply with such regulations, which could impede our ability to develop new products, meet customer and market demand or compete on pricing and quality in the market, and/or (vi) reputational risks associated with our customers’ and investors’ perceptions of the Company and their preferences for maintaining relationships with companies with lower emissions, all of which could harm our reputation in the marketplace.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented an information security and cybersecurity risk management program (“Program”) intended to protect and preserve the confidentiality, integrity and availability of our data and information technology systems. Our Program takes a risk-based approach and is integrated into our overall enterprise risk management program. We use the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”) as a benchmark to align our Program with industry best practices. This does not imply that we meet any particular technical standards, specifications or requirements, but it does mean that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

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

Our Program includes:

●periodic risk assessments and penetration tests, which are integrated within our enterprise risk management framework processes, designed to identify material cybersecurity and technology threats to our critical systems and information, as well as to formulate management actions to respond to, mitigate and remediate material issues (if any);

●annual management reporting to the Board;

●reporting of the scope, objectives and results of internal audits on the procedures performed to validate the effectiveness of our control environment related to our information security systems and security controls to the Audit Committee at least two times a year;

●annual cybersecurity awareness training of our employees, including incident response personnel and senior management, such as phishing simulation campaigns, to educate employees on recognizing cybersecurity threats and preventing actions that could unintentionally grant unauthorized access to our systems;

●deployment of endpoint protection software, supported by external managed services, to attempt to proactively detect and block malicious code from affecting our systems;

●a cross-functional team principally responsible for managing our cybersecurity risk assessment processes, our security controls and our response to cybersecurity incidents;

●the use of external service providers with subject matter expertise, where appropriate, to assess risk, monitor alerts, perform penetration testing or otherwise assist with aspects of our security controls and response to cybersecurity incidents;

●a documented framework and supporting processes for handling security incidents that facilitates coordination across multiple parts of the Company;

●a cybersecurity incident response process that includes defined escalation criteria that governs when cybersecurity events must be communicated to senior management and, when appropriate, to the Board within established timeframes; and

●evaluations and updates of our cybersecurity controls, investment in security monitoring tools, and enhancements of detection and response capabilities based on emerging threats and periodic assessments.

We have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us to date or are reasonably likely to materially affect us. However, cybersecurity risks could materially affect us in the future, including having a material impact on our business strategy, financial condition and results of operations. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For a discussion of certain risks related to cybersecurity, refer to the risk factor titled “Cybersecurity incidents affecting our information technology systems could disrupt business operations or cause the release of highly sensitive confidential or personal information, resulting in adverse impacts to our reputation and operating results and potentially leading to litigation and/or governmental investigations, fines and other penalties” in Part I, Item 1A. Risk Factors herein.

Cybersecurity Governance

Our Board maintains oversight responsibility relating to our Program, with assistance from the Audit Committee. At least annually, our management team (including the leaders of our Information Technology and Internal Audit teams) provides an update regarding our Program to the Board. This update provides an overall assessment of the effectiveness of our Program and a review of areas of focus for the upcoming year. The Board also receives periodic reports from our Vice President, Internal Audit, on the audit focus areas and control testing related to our information security systems and security controls, and our management team updates the Board, where it deems appropriate, regarding any significant cybersecurity incidents.

Our management team, including our Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, Vice President, Information Technology, and Vice President, Internal Audit, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our Program and our Vice President, Information Technology, supervises both our internal information security personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information technology personnel and external consultants engaged by us, as well as alerts and reports produced by security tools deployed in our information technology environment.

Our management team’s experience includes knowledge related to information technology, cybersecurity and incidence response, risk management, control analysis and corporate governance. For additional details about our management team and their experience, refer to the Executive Leadership page on the Company’s website at https://www.amphenol.com/governance/leadership.

Item 2. Properties

The Company’s fixed assets include factories and warehouses and a substantial quantity of machinery and equipment. The Company’s factories, warehouses and machinery and equipment are generally in good operating condition, are reasonably maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets along with planned capital expenditures as suitable and adequate for operations in the current business environment. At December 31, 2025, the Company operated approximately 350 manufacturing facilities with approximately 35 million square feet, of which approximately 26 million square feet were leased. Manufacturing facilities located in the U.S. had approximately 6 million square feet, of which approximately 3 million square feet were leased. Manufacturing facilities located outside the U.S. had approximately 29 million square feet, of which approximately 23 million square feet were leased. The square footage by segment related to our manufacturing facilities was approximately 15 million square feet, 10 million square feet and 10 million square feet for the Communications Solutions segment, Harsh Environment Solutions segment and Interconnect and Sensor Systems segment, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company effected the initial public offering of its Class A Common Stock (“Common Stock”) in November 1991. The Company’s Common Stock has been listed on the New York Stock Exchange since that time under the ticker symbol “APH.” As of January 31, 2026, there were 34 holders of record of the Company’s Common Stock. A significant number of outstanding shares of Common Stock are registered in the name of only one holder, which is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms. The Company believes that there are a significant number of beneficial owners of its Common Stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return of Amphenol over a period of five years ending December 31, 2025 with the performance of the Standard & Poor’s 500 (“S&P 500”) Stock Index and the Dow Jones U.S. Electrical Components & Equipment Index. This graph assumes that $100 was invested in our Common Stock and each index on December 31, 2020, reflects reinvested dividends, and is weighted on a market capitalization basis as of the beginning of each year. Each reported data point below represents the last trading day of each calendar year. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock.

The following table sets forth the dividends declared per common share during each quarter of 2025 and 2024:

	2025	2024
First Quarter	$0.165	$0.11
Second Quarter	0.165	0.11
Third Quarter	0.165	0.165
Fourth Quarter	0.25	0.165
Total	$0.745	$0.55

Dividends declared and paid for the years ended December 31, 2025 and 2024 (in millions) were as follows:

	2025	2024
Dividends declared	$909.3	$662.9
Dividends paid (including those declared in the prior year)	802.2	595.1

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

Repurchase of Equity Securities

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2.0 billion of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three months and year ended December 31, 2025, the Company repurchased 1.3 million and 7.4 million shares of its Common Stock for $171.3 million and $665.2 million, respectively, under the 2024 Stock Repurchase Program. Of the total repurchases made in 2025, 6.0 million shares, or $512.3 million, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From January 1, 2026 to January 31, 2026, the Company repurchased 0.3 million additional shares of its Common Stock for $44.2 million, and, as of February 1, 2026, the Company has remaining authorization to purchase up to $826.9 million of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

The Company’s stock repurchases during the three months and year ended December 31, 2025 were as follows:

(dollars in millions, except price per share)			Total Number of Shares	Maximum Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
First Quarter – 2025	2,675,000	$67.61	2,675,000	$1,355.4
Second Quarter – 2025	2,045,700	78.26	2,045,700	1,195.4
Third Quarter – 2025	1,401,700	109.09	1,401,700	1,042.4

Fourth Quarter – 2025:
October 1 to October 31, 2025	462,900	128.22	462,900	983.1
November 1 to November 30, 2025	410,200	137.23	410,200	926.8
December 1 to December 31, 2025	408,400	136.33	408,400	$871.1
	1,281,500	133.69	1,281,500

Total – 2025	7,403,900	$89.84	7,403,900

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the years ended December 31, 2025, 2024 and 2023 has been derived from and should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our,” or “us”). The Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth”. For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 7 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Overview

General

Amphenol is one of the world’s largest designers, manufacturers and marketers of electrical, electronic and fiber optic connectors and interconnect systems, antennas, sensors and sensor-based products and coaxial, high-speed, fiber optic and specialty cable. In 2025, approximately 65% of the Company’s sales were outside the United States. The primary end markets for our products are:

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

Reportable Business Segments

The Company aligns its businesses into the following three reportable business segments:

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other interconnect products; coaxial, fiber optic, power and high-speed cable; antennas; and other products for use in the information technology and data communications, mobile devices, industrial, communications networks, automotive, commercial aerospace and defense end markets.

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

Pillar Two Framework

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The European Union (“EU”) member states have agreed to adopt these rules in two stages. The first component became effective on January 1, 2024, and the second component became effective on January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions. The Company reviewed the currently enacted legislation. The implementation did not have a material impact on the

Company’s consolidated financial statements during the year ended December 31, 2025, and it is not currently expected to have a material impact on the Company’s operations, financial condition or cash flows in the future. However, the Company will continue to evaluate the potential impact of Pillar Two on the Company and its results as additional countries adopt legislation and issue individual guidance on their enacted legislation.

Results of Operations

2025 Compared to 2024

Net sales were $23,094.7 for the year ended December 31, 2025 compared to $15,222.7 for the year ended December 31, 2024, representing an increase of 52% in U.S. dollars, 51% in constant currencies and 38% organically (excluding both currency and acquisition impacts; unless otherwise indicated, organic net sales growth is primarily driven by higher sales volumes), compared to the prior year. The increase in net sales in 2025 was driven by robust organic growth in the Communications Solutions segment and strong organic growth in the Harsh Environment Solutions segment and Interconnect and Sensor Systems segment, along with contributions from the Company’s acquisition program, all as described below. From an end market standpoint, the increase in net sales was driven by robust organic growth in the information technology and data communications (“IT datacom”) market, strong organic growth in the defense, industrial, communications networks and commercial aerospace markets and moderate organic growth in the automotive and mobile devices markets, along with contributions from the Company’s acquisition program. Net sales to the IT datacom market increased approximately $4,593.7, as we experienced robust growth across a broad array of applications, in particular the continued acceleration in and strong demand for products used in next-generation AI-related applications, along with growth in networking equipment, servers, cloud storage and peripherals. Net sales to the communications networks market increased approximately $1,374.3, driven primarily by contributions from acquisitions, in particular the acquisition of Andrew (as defined and discussed below within this Item 7 and in Note 11 of the accompanying Notes to Consolidated Financial Statements herein), along with organic growth in demand from mobile network operators and wireless equipment manufacturers. Net sales to the industrial market increased approximately $770.0, primarily driven by contributions from acquisitions, along with growth in medical applications, instrumentation, alternative energy and other industrial equipment. Net sales to the defense market increased approximately $499.2, driven by broad-based strength across virtually all defense applications, particularly related to communications, ground vehicles, space, missiles and naval, as well as contributions from acquisitions. Net sales to the commercial aerospace market increased approximately $322.2, primarily due to contributions from acquisitions, in particular the CIT acquisition, along with broad-based strength in demand from nearly all commercial aircraft manufacturers across a broad range of platforms. Net sales to the automotive market increased approximately $248.3, reflecting strength in demand from both electric and hybrid drive train platforms, antenna and related assemblies, and infotainment communications. Net sales to the mobile devices market increased approximately $64.3, driven by growth in sales in handsets, wearable devices, laptops and tablets.

Net sales in the Communications Solutions segment (approximately 52% of net sales) increased 91% in both U.S. dollars and constant currencies, as well as 71% organically, in 2025, compared to 2024. The sales growth in 2025 was primarily driven by robust organic growth in the IT datacom market, with particular strength in AI-related applications, as well as strong organic growth in the automotive, communications networks and industrial markets and moderate organic growth in the mobile devices market, along with contributions from acquisitions.

Net sales in the Harsh Environment Solutions segment (approximately 26% of net sales) increased 33% in U.S. dollars, 32% in constant currencies and 17% organically, in 2025, compared to 2024. The sales growth in 2025 was primarily driven by strong organic growth in the defense, industrial, commercial aerospace and IT datacom markets, along with contributions from acquisitions.

Net sales in the Interconnect and Sensor Systems segment (approximately 22% of net sales) increased 15% in U.S. dollars, 14% in constant currencies and 13% organically, in 2025, compared to 2024. The sales growth in 2025 was primarily driven by robust organic growth in the IT datacom market, with particular strength in AI-related applications and moderate organic growth in the automotive market.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the year ended December 31, 2025 compared to the year ended December 31, 2024:

			Percentage Growth (relative to prior year) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Net sales by:	2025	2024	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Segment:
Communications Solutions	$12,056.0	$6,323.8	91%	—%	91%	20%	71%
Harsh Environment Solutions	5,881.7	4,417.4	33%	1%	32%	15%	17%
Interconnect and Sensor Systems	5,157.0	4,481.5	15%	1%	14%	1%	13%
Consolidated	$23,094.7	$15,222.7	52%	1%	51%	13%	38%

Geography (6):
United States	$7,987.7	$5,272.3	52%	—%	51%	25%	26%
Foreign	15,107.0	9,950.4	52%	1%	51%	7%	44%
Consolidated	$23,094.7	$15,222.7	52%	1%	51%	13%	38%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 13 of the Notes to Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting year compared to the prior reporting year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the prior year from current year net sales, taken as a percentage of the prior year’s net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 7.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current year and/or prior comparable year presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The increase in foreign net sales in 2025 compared to 2024 was primarily driven by robust sales growth in Asia. The comparatively weaker U.S. dollar in 2025 had the effect of increasing sales by approximately $84.6, compared to 2024.

The following table sets forth the components of net income attributable to Amphenol Corporation as a percentage of net sales for the years indicated.

	Year Ended December 31,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Operating expenses (1)	74.1	78.4	79.3
Acquisition-related expenses	0.4	0.8	0.3
Operating income	25.4	20.7	20.4
Interest expense	(1.6)	(1.4)	(1.1)
Gain on bargain purchase acquisition	—	—	—
Other income (expense), net	0.4	0.5	0.2
Income before income taxes	24.3	19.8	19.6
Provision for income taxes	(5.6)	(3.7)	(4.1)
Net income	18.6	16.0	15.5
Net income attributable to noncontrolling interests	(0.2)	(0.1)	(0.1)
Net income attributable to Amphenol Corporation	18.5%	15.9%	15.4%
(1)	The aggregated amount is comprised of cost of sales and selling, general and administrative expenses.

Note: Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

Operating expenses were $17,122.7, or 74.1% of net sales, for 2025, compared to $11,938.4, or 78.4% of net sales, for 2024. Operating income was $5,868.6, or 25.4% of net sales, in 2025, compared to $3,156.9, or 20.7% of net sales, in 2024. The decrease in Operating expenses as a percentage of net sales and increase in Operating income as a percentage of net sales in 2025 were primarily driven by strong performance and disciplined cost control, which generated strong operating leverage on the significant growth experienced during the period, partially offset by the effect of acquisitions, which currently have higher Operating expenses as a percentage of net sales compared to the Company average. Operating income in 2025 included acquisition-related expenses of $181.2, comprised primarily of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the Andrew and Trexon acquisitions and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $103.4 are presented separately in the Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $77.8 associated with the Andrew acquisition (such costs are recorded in Cost of sales in the Consolidated Statements of Income). Operating income in 2024 included acquisition-related expenses of $145.6, comprised primarily of (i) external transaction costs associated with acquisitions and the non-cash amortization related to the value associated with acquired backlog resulting from the CIT acquisition (such acquisition-related expenses aggregating $127.4 are presented separately in the Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Consolidated Statements of Income). The acquisition-related expenses in 2025 and 2024 had the effect of decreasing net income by $148.8, or $0.12 per share, and $119.3, or $0.09 per share, respectively. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined below in the “Non-GAAP Financial Measures” section within this Item 7, were $6,049.8 and 26.2% of net sales, respectively, in 2025, and $3,302.5 and 21.7% of net sales, respectively, in 2024. The increase in Adjusted Operating Income and Adjusted Operating Margin in 2025 relative to 2024 was primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Operating income for the Communications Solutions segment in 2025 was $3,746.6, or 31.1% of net sales, compared to $1,569.6, or 24.8% of net sales in 2024. The increase in operating margin for the Communications Solutions segment for 2025 compared to 2024 was primarily driven by strong operating performance on the significantly higher sales volumes, slightly offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Operating income for the Harsh Environment Solutions segment in 2025 was $1,541.4, or 26.2% of net sales, compared to $1,093.2, or 24.7% of net sales in 2024. The increase in operating margin for the Harsh Environment Solutions segment for 2025 compared to 2024 was primarily driven by strong operating performance on the higher organic sales volumes, slightly offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Operating income for the Interconnect and Sensor Systems segment in 2025 was $1,005.1, or 19.5% of net sales, compared to $825.9, or 18.4% of net sales in 2024. The increase in operating margin for the Interconnect and Sensor Systems segment for 2025 compared to 2024 was primarily driven by strong operating performance on the higher sales volumes.

Interest expense was $367.8 in 2025 compared to $217.0 in 2024. The increase in interest expense was primarily driven by higher average borrowing levels, resulting from the issuances of new senior notes during 2025 to fund all or part of acquisitions, including the CommScope acquisition (as defined and discussed below within this Item 7 and in Note 15 of the accompanying Notes to Consolidated Financial Statements herein), which closed on January 9, 2026. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

Other income (expense), net was $99.9 in 2025 compared to $72.0 in 2024. The increase was primarily driven by interest income earned on cash and cash equivalents on hand, resulting from increased levels of cash on hand, partially driven by the issuance of the November Senior Notes (defined below) in the fourth quarter of 2025 in anticipation of the CommScope acquisition, along with increased interest rates.

Provision for income taxes was at an effective rate of 23.1% in 2025 and 18.9% in 2024. Provision for income taxes in 2025 included (i) excess tax benefits of $246.6 from stock option exercises, (ii) a discrete tax item of $100.0 related to a charge recorded for notices received by certain subsidiaries in China from relevant tax authorities challenging certain of the Company’s tax positions taken over up to an eight-year period, and (iii) the tax effects of the aforementioned acquisition-related expenses during the year. Provision for income taxes in 2024 included (i) excess tax benefits of $142.6 from stock option exercises, (ii) a discrete tax benefit related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, and (iii) the tax effects of the aforementioned acquisition-related expenses during the year. These items incurred in 2025 and 2024 had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 25.5% for 2025 and 24.0% for 2024, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income attributable to Amphenol Corporation and Net income attributable to Amphenol Corporation per common share - Diluted (“Diluted EPS”) were $4,270.3 and $3.34, respectively, for 2025, compared to $2,424.0 and $1.92, respectively, for 2024. Excluding the effect of the items listed in the table below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $4,272.5 and $3.34, respectively, for 2025, compared to $2,382.1 and $1.89, respectively, for 2024.

The following table reconciles Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (each as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2025 and 2024:

	2025					2024
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$5,868.6	25.4%	$4,270.3	23.1%	$3.34	$3,156.9	20.7%	$2,424.0	18.9%	$1.92
Amortization of acquisition-related inventory step-up costs	77.8	0.3	59.6	—	0.05	18.2	0.1	14.0	—	0.01
Acquisition-related expenses	103.4	0.4	89.2	(0.2)	0.07	127.4	0.8	105.3	(0.3)	0.08
Excess tax benefits related to stock-based compensation	—	—	(246.6)	4.4	(0.19)	—	—	(142.6)	4.7	(0.11)
Discrete tax items	—	—	100.0	(1.8)	0.08	—	—	(18.6)	0.6	(0.01)
Adjusted (non-GAAP) (2)	$6,049.8	26.2%	$4,272.5	25.5%	$3.34	$3,302.5	21.7%	$2,382.1	24.0%	$1.89

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.

2024 Compared to 2023

Net sales were $15,222.7 for the year ended December 31, 2024 compared to $12,554.7 for the year ended December 31, 2023, representing an increase of 21% in both U.S. dollars and constant currencies, as well as 13% organically (excluding both currency and acquisition impacts; unless otherwise indicated, organic net sales growth is primarily driven by higher sales volumes), compared to the prior year. The increase in net sales in 2024 was driven by strong organic growth in the Communications Solutions segment and moderate organic growth in the Interconnect and Sensor Systems segment and Harsh Environment Solutions segment, along with contributions from the Company’s acquisition program, all as described below. From an end market standpoint, the increase in net sales was driven by strong organic growth in the IT datacom, mobile devices, commercial aerospace and defense markets and moderate organic growth in the automotive market, along with contributions from the Company’s acquisition program, partially offset by organic declines in the industrial and communications networks markets. Net sales to the IT datacom market increased approximately $1,334.2, as we experienced strong growth across a broad array of applications, in particular the continued acceleration in and strong demand for products used in next-generation AI-related applications, along with growth in servers, networking equipment, cloud storage, and consumer electronics. Net sales to the industrial market increased approximately $452.1, primarily driven by contributions from acquisitions, along with growth in mass transit, battery and electric heavy vehicles, alternative energy, instrumentation and medical applications, which were partially offset by moderations in factory and building automation, transportation, oil and gas, marine and heavy equipment applications. Net sales to the commercial aerospace market increased approximately $382.9, primarily due to contributions from acquisitions, in particular the CIT acquisition, along with broad-based strength in demand from nearly all commercial aircraft manufacturers across a broad range of platforms. Net sales to the defense market increased approximately $214.0, driven by broad-based strength across nearly all defense applications, particularly space-related, avionics, communications, airframe, and ground vehicle applications, as well as contributions from acquisitions. Net sales to the automotive market increased approximately $168.3, reflecting strength in demand from power management, infotainment communications, safety and security systems and antenna and related assemblies, along with contributions from acquisitions, partially offset by moderations in electric and hybrid drive train platforms. Net sales to the mobile devices market increased approximately $131.5, driven by growth in sales in most mobile device applications, including smartphones, laptops, and wearable and hearable devices, partially offset by a moderation in tablets. Net sales to the communications networks market decreased approximately $15.0, driven by moderations in demand from service operators.

Net sales in the Communications Solutions segment (approximately 42% of net sales) increased 29% in both U.S. dollars and constant currencies, as well as 27% organically, in 2024, compared to 2023. The sales growth in 2024 was primarily driven by strong organic growth in the IT datacom, automotive, mobile devices and industrial markets, along with modest contributions from the Company’s acquisition program, partially offset by an organic decline in the communications networks market.

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

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the year ended December 31, 2024 compared to the year ended December 31, 2023:

			Percentage Growth (relative to prior year) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Net sales by:	2024	2023	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Segment:
Communications Solutions	$6,323.8	$4,912.8	29%	—%	29%	2%	27%
Harsh Environment Solutions	4,417.4	3,530.8	25%	—%	25%	21%	4%
Interconnect and Sensor Systems	4,481.5	4,111.1	9%	—%	9%	5%	4%
Consolidated	$15,222.7	$12,554.7	21%	—%	21%	8%	13%

Geography (6):
United States	$5,272.3	$4,405.4	20%	—%	20%	16%	3%
Foreign	9,950.4	8,149.3	22%	—%	23%	4%	19%
Consolidated	$15,222.7	$12,554.7	21%	—%	21%	8%	13%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Consolidated Statements of Income and Note 13 of the Notes to Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency translation impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting year compared to the prior reporting year. Such amount is calculated by subtracting current year net sales translated at average foreign currency exchange rates for the prior year from current year net sales, taken as a percentage of the prior year’s net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 7.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current year and/or prior comparable year presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The increase in foreign net sales in 2024 compared to 2023 was primarily driven by robust sales growth in Asia. The comparatively stronger U.S. dollar in 2024 had the effect of decreasing sales by approximately $39.6, compared to 2023.

Operating expenses were $11,938.4, or 78.4% of net sales, for 2024, compared to $9,960.5, or 79.3% of net sales, for 2023. Operating income was $3,156.9, or 20.7% of net sales, in 2024, compared to $2,559.6, or 20.4% of net sales, in 2023. The decrease in Operating expenses as a percentage of net sales and increase in Operating income as a percentage of net sales in 2024 were primarily driven by strong performance and disciplined cost control, which generated strong operating leverage on the significant growth experienced, partially offset by the effect of acquisitions, which currently have higher Operating expenses as a percentage of net sales compared to the Company average. Operating income in 2024 included acquisition-related expenses of $145.6, comprised primarily of (i) external transaction costs associated with acquisitions and the non-cash amortization related to the value associated with acquired backlog resulting from the CIT acquisition (such acquisition-related expenses aggregating $127.4 are presented separately in the Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Consolidated Statements of Income). Operating income in 2023 included acquisition-related expenses of $34.6, comprised primarily of external transaction costs, as well as the non-cash amortization related to the value associated with acquired backlog resulting from three of the acquisitions that closed in 2023. Acquisition-related expenses in 2023 are presented separately in the Consolidated Statements of Income. The acquisition-related expenses in 2024 and 2023 had the effect of decreasing net income by $119.3, or $0.09 per share, and $30.2, or $0.02 per share, respectively. Excluding the effect of these acquisition-related expenses, Adjusted Operating Income and Adjusted Operating Margin, each as defined below in the “Non-GAAP Financial Measures” section within this Item 7, were $3,302.5 and 21.7% of net sales, respectively, in 2024, and $2,594.2 and 20.7% of net sales, respectively, in 2023. The increase in Adjusted Operating Income and Adjusted Operating Margin in 2024 relative to 2023 was primarily driven by strong operating performance on the higher sales volumes, partially offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

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

Other income (expense), net was $72.0 in 2024 compared to $29.3 in 2023. The increase was primarily driven by interest income earned on cash and cash equivalents on hand, resulting from increased levels of cash on hand partially driven by the issuance of the new October Senior Notes (defined below) in the fourth quarter of 2024 in anticipation of the Andrew acquisition, which closed on January 31, 2025, along with increased interest rates.

Provision for income taxes was at an effective rate of 18.9% in 2024 and 20.7% in 2023. Provision for income taxes in 2024 included (i) excess tax benefits of $142.6 from stock option exercises, (ii) a discrete tax benefit related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, and (iii) the tax effects related to the aforementioned acquisition-related expenses during the year. Provision for income taxes in 2023 included (i) excess tax benefits of $82.4 from stock option exercises, (ii) the effect of the gain from the bargain purchase acquisition that closed in the second quarter of 2023, and (iii) the tax effects related to acquisition-related expenses during the year. These items incurred in 2024 and 2023 had the aggregate effect of decreasing the effective tax rate and increasing earnings per share by the amounts noted in the table below. Excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 7, was 24.0% for both 2024 and 2023, as reconciled in the table below to the comparable effective tax rate based on GAAP results. For additional details related to the reconciliation between the U.S. statutory federal tax rate and the Company’s effective tax rate for these years, refer to Note 6 of the Notes to Consolidated Financial Statements.

Net income attributable to Amphenol Corporation and Diluted EPS were $2,424.0 and $1.92, respectively, for 2024, compared to $1,928.0 and $1.55, respectively, for 2023. Excluding the effect of the items listed in the table below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 7, were $2,382.1 and $1.89, respectively, for 2024, compared to $1,870.4 and $1.51, respectively, for 2023.

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

Liquidity and Capital Resources

Liquidity and Cash Requirements

At December 31, 2025 and 2024, the Company had cash, cash equivalents and short-term investments of $11,434.2 and $3,335.4, respectively. As of December 31, 2025, more than half of the Company’s cash, cash equivalents and short-term investments on hand was located in the United States, primarily as a result of the proceeds from the issuance of the November Senior Notes in 2025. As of December 31, 2024, more than half of the Company’s cash, cash equivalents and short-term investments on hand was located in the United States, primarily as a result of the proceeds from the issuance of the October Senior Notes in 2024. As of January 9, 2026, the Company used approximately $7,400 of its cash on hand to fund the CommScope acquisition, as discussed elsewhere within this Item 7 and in Note 15 of the accompanying Notes to Consolidated Financial Statements herein. The Company’s primary sources of liquidity are internally generated cash provided by operating activities, our cash, cash equivalents and short-term investments on hand, as well as availability under the Commercial Paper Programs, the Revolving Credit Facility and, as of December 31, 2025 but not as of the date of this Annual Report, the Delayed Draw Term Loans (all as defined below).  The Company believes that these sources of liquidity, along with access to capital markets (which the Company accessed in 2025 and 2024 for various debt issuances), provide adequate liquidity to meet both its short-term (next 12 months) and reasonably foreseeable long-term requirements and obligations. The Company’s debt instruments are defined and discussed in more detail below within this Item 7.

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, funding of acquisitions, and other contractual obligations and commitments (refer to the table below for the Company’s material cash requirements from known contractual and other obligations). The Company has funded all of its recent acquisitions entirely with a combination of cash on hand and net proceeds from its debt instruments, including the Andrew and Trexon acquisitions in 2025 and the CommScope acquisition in 2026, and may fund future acquisitions all or in part with cash. Capital expenditures have historically been in the range of 3% to 4% of net sales. The Company’s debt service requirements primarily consist of principal and interest on the Company’s Senior Notes, and to the extent of any amounts outstanding, the Revolving Credit Facility, Commercial Paper Programs and Delayed Draw Term Loans (all as defined below). As of December 31, 2025 and 2024, the Company had no borrowings outstanding under the Revolving Credit Facility, Commercial Paper Programs and Delayed Draw Term Loans. However, the Company borrowed $1,534.1 under each of the Delayed Draw Term Loans in January 2026 to fund a portion of the consideration for the CommScope acquisition. In addition, the Company borrowed under the U.S. Commercial Paper Program during 2025 from time to time, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the Andrew acquisition, as discussed later within this Item 7. The Company may make additional borrowings under the Revolving Credit Facility and Commercial Paper Programs from time to time in the future.

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of December 31, 2025, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied.

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(dollars in millions)	Total	1 year	years	years	5 years
Debt (1)	$15,601.9	$937.2	$4,035.5	$2,848.3	$7,780.9
Interest related to senior notes (2)	6,283.1	601.5	1,122.1	844.2	3,715.3
Operating leases (3)	649.3	161.4	227.4	121.8	138.7
Purchase obligations (4)	2,083.2	2,006.9	72.1	3.9	0.3
Accrued pension and postretirement benefit obligations (5)	53.0	5.6	9.8	10.8	26.8
Total (6)	$24,670.5	$3,712.6	$5,466.9	$3,829.0	$11,662.0
(1)	The Company has excluded expected interest payments on the Revolving Credit Facility, Commercial Paper Program and Euro Commercial Paper Program from the above table, as this calculation is largely dependent on average debt levels during each of the years presented. The actual interest payments made related to the Company’s Revolving Credit Facility and Commercial Paper Programs in 2025, were approximately $33.7. Expected debt levels, and therefore expected interest payments, are difficult to predict, as they are significantly impacted by items such as future acquisitions, repurchases of Common Stock and dividend payments, as well as payments or additional borrowings that reduce or increase the underlying revolver balance. The table above also excludes borrowings of $1,534.1 under each Delayed Draw Term Loan that occurred subsequent to December 31, 2025 and related interest.
(2)	Interest related to the Floating Rate Senior Notes (as defined below) is included in the table above at the effective rate as of December 31, 2025.

(3)	The Company’s operating lease payments included in this table reflect the future minimum undiscounted fixed lease payments, which serve as the basis for calculating the Company’s operating lease liabilities as of December 31, 2025. The table above excludes any variable lease payments not included in the measurement of the Company’s right-of-use assets and operating lease liabilities, due to their uncertainty. Finance leases are not material to the Company individually or in the aggregate and as such have been excluded from the table above.

(4)	Purchase obligations relate primarily to open purchase orders for goods and services, including but not limited to, raw materials and components to be used in production.

(5)	This table includes estimated benefit payments expected to be made under the Company’s unfunded pension and postretirement benefit plans, as well as the anticipated minimum required contributions under the Company’s funded pension plans, the most significant of which covers certain of its U.S. employees. Over the past several years, there has been no minimum requirement for Company contributions to our defined benefit pension plans in the United States (“U.S. Pension Plans”) due to prior contributions made in excess of minimum requirements, and as a result, there was no anticipated minimum required contribution included in the table above related to the U.S. Pension Plans for 2026. The Company did not make any voluntary contributions to its U.S. Pension Plans in 2025 and 2024. It is not possible to reasonably estimate expected required contributions in the above table after 2026, since several assumptions are required to calculate minimum required contributions, such as the discount rate and expected returns on pension assets.

(6)	As of December 31, 2025, the Company has recorded net liabilities of approximately $311.7 related to unrecognized tax benefits. These liabilities have been excluded from the above table due to the high degree of uncertainty regarding the timing of potential future cash flows. It is difficult to make a reasonably reliable estimate of the amount and period in which all of these liabilities might be paid.

Repatriation of Foreign Earnings and Related Income Taxes

The Company has previously indicated an intention to repatriate most of its pre-2025 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2025 foreign earnings. As of December 31, 2025, the Company has accrued the foreign and U.S. state and local taxes associated with the foreign earnings that it intends to repatriate. The Company intends to evaluate future earnings for repatriation, and will accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings. In addition, the Company paid the balance of the Transition Tax (as defined in Note 6 to the accompanying

Notes to Consolidated Financial Statements), net of applicable tax credits and deductions, during the second quarter of 2025, as permitted under the Tax Cuts and Jobs Act (the “Tax Act”).

H.R. 1

On July 4, 2025, the United States federal government enacted the tax and spending bill H.R. 1. This legislation contains changes to previously enacted provisions of the Internal Revenue Code and provides for extensions of certain expiring tax provisions included in the Tax Act. Certain corporate tax provisions in H.R. 1 were enacted with retroactive effect to January 1, 2025. H.R. 1 did not have a material impact on our effective tax rate in 2025. The Company continues to evaluate the corporate tax provisions contained within H.R. 1, and the future impact of H.R. 1 depends on several factors, including interpretive regulatory guidance, which has not yet been released.

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the years ended December 31, 2025, 2024, and 2023, as reflected in the Consolidated Statements of Cash Flow:

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$5,374.7	$2,814.7	$2,528.7
Net cash used in investing activities	(5,082.1)	(2,648.6)	(1,393.7)
Net cash provided by (used in) financing activities	7,423.2	1,729.9	(1,012.4)
Effect of exchange rate changes on cash and cash equivalents	97.8	(54.0)	(20.7)
Net increase in cash and cash equivalents	$7,813.6	$1,842.0	$101.9

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $5,374.7 in 2025, compared to $2,814.7 in 2024 and $2,528.7 in 2023. The increase in Operating Cash Flow in 2025 compared to 2024 is primarily due to the increase in net income and by a lower usage of cash related to the change in working capital, as discussed below. The increase in Operating Cash Flow in 2024 compared to 2023 is primarily due to the increase in net income, partially offset by a higher usage of cash related to the change in working capital, as discussed below.

In 2025, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $32.3, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $964.4, inventories of $487.4 and prepaid expenses and other current assets of $150.7, partially offset by increases in accounts payable of $554.1 and accrued liabilities, including income taxes, of $1,016.1. In 2024, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow increased $210.5, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $586.8, inventories of $200.1 and prepaid expenses and other current assets of $106.8, partially offset by increases in accounts payable of $423.1 and accrued liabilities, including income taxes, of $260.1. In 2023, the components of working capital as presented on the accompanying Consolidated Statements of Cash Flow decreased $149.8, excluding the impact of acquisitions and foreign currency translation, primarily due to decreases in accounts receivable of $146.4 and inventories of $71.4, partially offset by a decrease in accounts payable of $34.6 and an increase in prepaid expenses and other current assets of $34.1.

The following describes the significant changes in the amounts as presented on the accompanying Consolidated Balance Sheets at December 31, 2025 compared to December 31, 2024. Accounts receivable increased $1,429.2 to $4,717.1, primarily driven by higher sales in the fourth quarter of 2025 relative to the fourth quarter of 2024, along with the impact of the five acquisitions (the “2025 Acquisitions”) that closed during 2025, and the effect of translation from exchange rate changes (“Translation”) at December 31, 2025 compared to December 31, 2024. Days sales outstanding at December 31, 2025 and 2024 were 66 days and 68 days, respectively. Inventories increased $879.2 to $3,424.9, primarily driven by the impact of the 2025 Acquisitions, along with the impact of higher sales in 2025 relative to the prior year and Translation. Inventory days at December 31, 2025 and 2024 were 77 days and 80 days, respectively. Prepaid expenses and other current assets increased $174.0 to $691.0, primarily due to increases in various prepaid expenses and other current receivables, along with the impact of the 2025 Acquisitions. Property, plant and equipment, net, increased $593.8 to $2,305.6, primarily due to purchases of $1,040.3 and the impact of the 2025 Acquisitions and Translation, partially offset by depreciation of $640.1. Goodwill increased $2,339.2 to $10,575.4, primarily driven by goodwill recognized from the 2025 Acquisitions, in particular the Andrew and Trexon acquisitions, and Translation.

Other intangible assets, net, increased $1,016.3 to $2,241.4, primarily due to the recognition of certain intangible assets related to the 2025 Acquisitions, in particular the Andrew and Trexon acquisitions, partially offset by amortization of $192.0 associated with the Company’s current intangible assets. Other long-term assets increased $266.2 to $847.3, primarily due to an increase in operating lease right-of-use assets resulting from both new and renewed lease agreements entered into during 2025 and acquired leases resulting from acquisitions. Accounts payable increased $842.5 to $2,661.9, primarily due to increased purchasing activity related to the higher sales levels in 2025, along with the impact of the 2025 Acquisitions and Translation. Payable days at December 31, 2025 and 2024 were 60 days and 58 days, respectively. Total accrued expenses, including accrued income taxes, increased $1,341.0 to $3,203.7, primarily as a result of increases in accrued salaries, wages and employee benefits, accrued income taxes, and various other accrued expenses, along with the impact of the 2025 Acquisitions. Accrued pension and postretirement benefit obligations increased $8.4 to $138.2, primarily due to the impact of lower discount rates used to calculate our projected benefit obligation and the funded status of our defined benefit pension plans. Other long-term liabilities, including deferred tax liabilities, increased $335.3 to $1,221.4, primarily as a result of an increase in long-term lease liabilities resulting from both new and renewed lease agreements entered into during 2025, along with acquired leases resulting from acquisitions.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the years ended December 31, 2025, 2024 and 2023. The increase in Free Cash Flow in 2025 compared to 2024 was driven by the increase in Operating Cash Flow, partially offset by the increased capital expenditures levels, as described above. Free Cash Flow decreased modestly in 2024 compared to 2023, as the increase in capital expenditures was largely offset by the increase in Operating Cash Flow, as described above.

	2025	2024	2023
Operating Cash Flow (GAAP)	$5,374.7	$2,814.7	$2,528.7
Capital expenditures (GAAP)	(996.6)	(665.4)	(372.8)
Proceeds from disposals of property, plant and equipment (GAAP)	14.8	7.8	4.0
Free Cash Flow (non-GAAP)	$4,392.9	$2,157.1	$2,159.9

Investing Activities

Cash flows from investing activities primarily consist of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net, purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities was $5,082.1 in 2025, compared to $2,648.6 in 2024 and $1,393.7 in 2023. In 2025, net cash used in investing activities was primarily driven by the use of $3,818.6 to fund acquisitions, capital expenditures (net of disposals) of $981.8 and net purchases of short-term investments of $281.7. In 2024, net cash used in investing activities was primarily driven by the use of $2,156.4 to fund acquisitions and capital expenditures (net of disposals) of $657.6, partially offset by net sales and maturities of short-term investments of $163.5. In 2023, net cash used in investing activities was primarily driven by the use of $970.4 to fund acquisitions, capital expenditures (net of disposals) of $368.8, and net purchases of short-term investments of $59.4. The elevated capital expenditures in 2025 were driven by investments, primarily in support of the robust growth in our IT datacom market. We currently expect this elevated level of capital spending to continue into 2026 to support the continued growth we are experiencing related to AI applications in our IT datacom market.

Financing Activities

Cash flows from financing activities primarily consist of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash provided by financing activities was $7,423.2 in 2025 and $1,729.9 in 2024, compared to net cash used in financing activities of $1,012.4 in 2023. In 2025, net cash provided by financing activities was primarily driven by (i) net cash proceeds from borrowings of $8,921.7, primarily related to the issuances of the 2028 Senior Notes, the 2032 Euro Notes and the November Senior Notes (each as defined below), and (ii) cash proceeds of $553.0 from the exercise of stock options, partially offset by (a) redemption of the 2.050% Senior Notes of $400.0, (b) repurchases of the

Company’s Common Stock of $665.2, (c) dividend payments of $802.2, (d) payments of $89.1 related to debt financing costs associated with the Delayed Draw Term Loans, as well as the issuances of the 2028 Senior Notes, the 2032 Euro Notes and the November Senior Notes, (e) settlement of the treasury locks of $88.0, and (f) distributions to and purchases of noncontrolling interests of $5.8. In 2024, net cash provided by financing activities was primarily driven by (i) net cash proceeds from borrowings of $2,991.3, primarily related to the issuances of the April Senior Notes and October Senior Notes, each as defined below, and (ii) cash proceeds of $447.4 from the exercise of stock options, partially offset by (a) repurchases of the Company’s Common Stock of $689.3, (b) dividend payments of $595.1, (c) debt repayments of $364.4, primarily related to the redemption of the 3.20% Senior Notes in the second quarter of 2024, (d) distributions to and purchases of noncontrolling interests of $33.0, and (e) payments of $28.4 related to debt financing costs associated with the Company’s amended and restated revolving credit facility in March 2024 as well as the issuances of the April Senior Notes and October Senior Notes. In 2023, net cash used in financing activities was primarily driven by (i) net repayments of $632.6 related to the Company’s commercial paper programs, primarily the U.S. Commercial Paper Program, (ii) repurchases of the Company’s Common Stock of $585.1, (iii) dividend payments of $500.6, (iv) distributions to and purchases of noncontrolling interests of $24.0, (v) other debt repayments of $15.7, (vi) payments of $2.3 related to debt financing costs associated with the Company’s $350.0 aggregate principal amount of unsecured 4.750% Senior Notes due March 30, 2026 (the “2026 Senior Notes”), and (vii) payment of $1.5 associated with the deferred purchase price related to an acquisition, partially offset by (a) cash proceeds of $394.5 from the exercise of stock options and (b) net cash proceeds from borrowings of $354.9, primarily related to the issuance of the 2026 Senior Notes.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of the Commercial Paper Programs, the Revolving Credit Facility, and senior notes as part of its overall cash management strategy.

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of December 31, 2025 and 2024, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On December 31, 2025, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On August 22, 2025, the Company entered into (i) a three-year, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions, and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “Three-Year Delayed Draw Term Loan”), which is scheduled to mature on the three-year anniversary of the funding date, and (ii) a 364-day, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “364-Day Delayed Draw Term Loan” and, together with the Three-Year Delayed Draw Term Loan, the “Delayed Draw Term Loans”, and individually, a “Delayed Draw Term Loan”), which is scheduled to mature on the date that is 364 days after the funding date. Each Delayed Draw Term Loan may only be drawn in a single drawing over the life of the applicable facility. Each Delayed Draw Term Loan may be repaid at any time without premium or penalty and, once repaid, cannot be reborrowed. Interest rates under each Delayed Draw Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. On November 13, 2025, the aggregate commitment amount in respect of each of the Delayed Draw Term Loans was individually reduced to $1,534.1. As of December 31, 2025, the Company had not yet drawn upon either Delayed Draw Term Loan, and as such, there were no outstanding borrowings under either Delayed Draw Term Loan. On December 31, 2025, the Company was in compliance with the financial covenants under each Delayed Draw Term Loan. In January 2026, the Company drew the full $1,534.1 available under each of the Delayed Draw Term Loans to fund a portion of the consideration for the CommScope acquisition, which closed on January 9, 2026, as discussed further in Note 15 of the accompanying Notes to Consolidated Financial Statements.

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of December 31, 2025, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of 2025 and 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the Andrew and CIT acquisitions. Before December 31, 2025 and 2024, the Company repaid all of its USCP Notes then outstanding. As of December 31, 2025 and 2024, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during 2025 or 2024. As of December 31, 2025 and 2024, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of December 31, 2025, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of December 31, 2025, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
$350.0	4.750%	March 2026
700.0	5.050%	April 2027
500.0	Compounded SOFR plus 0.53%	November 2027
750.0	3.800%	November 2027
750.0	4.375%	June 2028
750.0	3.900%	November 2028
450.0	5.050%	April 2029
500.0	4.350%	June 2029
900.0	2.800%	February 2030
1,000.0	4.125%	November 2030
750.0	2.200%	September 2031
1,250.0	4.400%	February 2033
600.0	5.250%	April 2034
750.0	5.000%	January 2035
1,600.0	4.625%	February 2036
500.0	5.375%	November 2054
1,650.0	5.300%	November 2055

€500.0	0.750%	May 2026 (Euro Notes)
500.0	2.000%	October 2028 (Euro Notes)
600.0	3.125%	June 2032 (Euro Notes)

U.S. Senior Notes

On March 3, 2025, the Company used a combination of cash on hand and borrowings under the U.S. Commercial Paper Program to repay the $400.0 aggregate principal amount of unsecured 2.050% Senior Notes due March 1, 2025 upon maturity.

On June 12, 2025, the Company issued $750.0 aggregate principal amount of unsecured 4.375% Senior Notes due June 12, 2028 (the “2028 Senior Notes”). The Company used net proceeds from the 2028 Senior Notes to repay borrowings under the U.S. Commercial Paper Program and for general corporate purposes.

On November 10, 2025, the Company issued (i) $500.0 aggregate principal amount of unsecured Floating Rate Senior Notes due November 15, 2027 (the “Floating Rate Senior Notes”), (ii) $750.0 aggregate principal amount of unsecured 3.800% Senior Notes due November 15, 2027 (the “3.800% Senior Notes”), (iii) $750.0 aggregate principal amount of unsecured 3.900% Senior Notes due November 15, 2028 (the “3.900% Senior Notes”), (iv) $1,000.0 aggregate principal amount of unsecured 4.125% Senior Notes due November 15, 2030 (the “4.125% Senior Notes”), (v) $1,250.0 aggregate principal amount of unsecured 4.400% Senior Notes due February 15, 2033 (the “4.400% Senior Notes”), (vi) $1,600.0 aggregate principal amount of unsecured 4.625% Senior Notes due February 15, 2036 (the “4.625% Senior Notes”) and (vii) $1,650.0 aggregate principal amount of unsecured 5.300% Senior Notes due November 15, 2055 (the “5.300% Senior Notes” and, together with the Floating Rate Senior Notes, the 3.800% Senior Notes, the 3.900% Senior Notes, the 4.125% Senior Notes, the 4.400% Senior Notes, and the 4.625% Senior Notes, the “November Senior Notes”).

On January 9, 2026, the Company used the net proceeds from the November Senior Notes, together with borrowings under the Delayed Draw Term Loans and cash on hand, to fund the cash consideration for the CommScope acquisition, along with fees and expenses related thereto.  As a result of this increase in debt levels compared to 2025, the Company expects interest expense, net of interest income, to increase to approximately $800.0 in 2026.

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

On October 31, 2024, the Company issued three series of unsecured senior notes (collectively, the “October Senior Notes”): (i) $250.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 (the “Additional 2027 Senior Notes”), which constituted a further issuance of the Company’s Original 2027 Senior Notes issued in April 2024, thus forming a single series with, and having the same terms (other than the issue date, issue price and the first interest payment date) as, the Original 2027 Senior Notes, and thus having a total aggregate principal amount of $700.0 of unsecured 5.050% Senior Notes due April 5, 2027 outstanding (the Original 2027 Senior Notes, together with the Additional 2027 Senior Notes collectively referred to as the “2027 Senior Notes”), (ii) $750.0 aggregate principal amount of unsecured 5.000% Senior Notes due January 15, 2035 (the “2035 Senior Notes”) and (iii) $500.0 aggregate principal amount of unsecured 5.375% Senior Notes due November 15, 2054 (the “2054 Senior Notes”). On January 31, 2025, the Company used the net proceeds from the October Senior Notes, together with borrowings under the U.S. Commercial Paper Program and cash on hand, to fund the cash consideration for the Andrew acquisition, along with the fees and expenses related thereto.

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Existing Euro Notes. Interest on each series of U.S. Senior Notes is payable semiannually, except for the Floating Rate Senior Notes for which interest is payable quarterly. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time, subject to certain terms and conditions, except that the Company may not redeem the Floating Rate Senior Notes at its option prior to their maturity.

Euro Senior Notes

On June 16, 2025, the Company issued €600.0 (approximately $685.9 at date of issuance) aggregate principal amount of unsecured 3.125% Senior Notes due June 16, 2032 (the “2032 Euro Notes”). The 2032 Euro Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Existing Euro Notes. Interest on the 2032 Euro Notes is payable annually on June 16 of each year, commencing on June 16, 2026. The Company may, at its option, redeem some or all of the 2032 Euro Notes at any time, subject to certain terms and conditions. The Company used net proceeds from the 2032 Euro Notes to repay borrowings under the U.S. Commercial Paper Program and for general corporate purposes.

The Euro Issuer has two outstanding unsecured senior notes issued in Europe (the “Existing Euro Notes”, together with the 2032 Euro Notes, the “Euro Notes” and, together with the U.S. Senior Notes, the “Senior Notes”). The Euro Issuer has €500.0 (approximately $545.4 at date of issuance) aggregate principal amount of unsecured 0.750% Senior Notes due May 4, 2026 (the “2026 Euro Notes”), the net proceeds of which were used to repay amounts outstanding under the then existing revolving credit facility. In addition, the Euro Issuer also has €500.0 (approximately $574.6 at date of issuance) aggregate principal amount of unsecured 2.000% Senior Notes due October 8, 2028 (the “2028 Euro Notes”), the net proceeds of which were used to repay a portion of the outstanding amounts under our Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes. The Existing Euro Notes are unsecured and rank equally in right of payment with all of the Euro Issuer’s senior unsecured and unsubordinated indebtedness and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Existing Euro Notes is payable annually. The Company may, at its option, redeem some or all of either series of Existing Euro Notes at any time, subject to certain terms and conditions.

The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On December 31, 2025, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information related to the Company’s debt.

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the year ended December 31, 2025, the Company repurchased 7.4 million shares of its Common Stock for $665.2 under the 2024 Stock Repurchase Program. Of the total repurchases made in 2025 under the 2024 Stock Repurchase Program, 6.0 million shares, or $512.3, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From January 1, 2026 to January 31, 2026, the Company repurchased 0.3 million additional shares of its Common Stock for $44.2, and, as of February 1, 2026, the Company has remaining authorization to purchase up to $826.9 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

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

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 24, 2023, the Board approved an increase to the Company’s quarterly dividend rate from $0.105 per share to $0.11 per share, effective with dividends declared in the fourth quarter of 2023. On July 23, 2024, the Board approved an increase to the Company’s quarterly dividend rate from $0.11 per share to $0.165 per share, effective with dividends declared in the third quarter of 2024, and on October 21, 2025, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.165 per share to $0.25 per share, effective with dividends declared in the fourth quarter of 2025, contingent upon declaration by the Board. The following table summarizes the declared quarterly dividends per share during each of the three years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
First Quarter	$0.165	$0.11	$0.105
Second Quarter	0.165	0.11	0.105
Third Quarter	0.165	0.165	0.105
Fourth Quarter	0.25	0.165	0.11
Total	$0.745	$0.55	$0.425

The following table summarizes the dividends declared and paid during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Dividends declared	$909.3	$662.9	$507.4
Dividends paid (including those declared in the prior year)	802.2	595.1	500.6

Pensions

The Company and certain of its subsidiaries in the United States have defined benefit pension plans (“U.S. Pension Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Pension Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Pension Plans and are instead covered by various defined contribution plans. The Company also has an unfunded Supplemental Employee Retirement Plan (“SERP” and, together with the U.S. Pension Plans, “U.S. Plans”), which provides for the payment of the portion of annual pension that cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. Certain foreign subsidiaries also have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The total liability for accrued pension and postretirement benefit obligations associated with the Company’s pension and postretirement benefit plans decreased in 2025 to $87.5 from $89.2 in 2024, primarily driven by the effect of lower discount rates in 2025 on our projected benefit obligations along with actual positive returns on plan assets in 2025, partially offset by interest cost. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

Refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion of the Company’s benefit plans and other postretirement benefit plans.

Acquisitions

During 2025, the Company completed five acquisitions (the “2025 Acquisitions”), including the acquisitions of Andrew and Trexon, for approximately $3,818.6, net of cash acquired. The Andrew acquisition has been included in the Communications Solutions segment, three acquisitions including Trexon have been included in the Harsh Environment Solutions segment, and one acquisition has been included in the Interconnect and Sensor Systems segment. The 2025 Acquisitions were each funded using cash on hand, proceeds from the October Senior Notes, borrowings under the U.S. Commercial Paper Program, or a combination thereof. The 2025 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

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

Acquisition-related Expenses

In 2025, the Company incurred $181.2 ($148.8 after-tax) of acquisition-related expenses, comprised primarily of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the Andrew and Trexon acquisitions and external transaction costs related to acquisitions (such acquisition-related expenses aggregating $103.4 are presented separately in the Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $77.8 associated with the Andrew acquisition (such costs are recorded in Cost of sales in the Consolidated Statements of Income).

In 2024, the Company incurred $145.6 ($119.3 after-tax) of acquisition-related expenses, comprised primarily of (i) external transaction costs associated with acquisitions and the non-cash amortization related to the value associated with acquired backlog resulting from the CIT acquisition (such acquisition-related expenses aggregating $127.4 are presented separately in the Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the Consolidated Statements of Income).

Acquisition of CommScope

On January 9, 2026, pursuant to a purchase agreement announced on August 4, 2025, the Company completed the acquisition of the Connectivity and Cable Solutions Business (which we now refer to collectively as “CommScope”) from Vistance Networks, Inc. (“Vistance”, formerly known as CommScope Holding Company, Inc.) for an aggregate purchase price of approximately $10,500.0 in cash, subject to customary post-closing adjustments. The Company funded the CommScope acquisition through a combination of net proceeds from the Delayed Draw Term Loans, the November Senior Notes and cash on hand, as discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements.

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

Non-GAAP Financial Measures

In addition to assessing the Company’s financial condition, results of operations, liquidity and cash flows in accordance with U.S. GAAP, management utilizes certain non-GAAP financial measures, defined below, as part of its internal reviews for purposes of monitoring, evaluating and forecasting the Company’s financial performance, communicating operating results to the Board and assessing related employee compensation measures. Management believes that these non-GAAP financial measures may be helpful to investors in assessing the Company’s overall financial performance, trends and year-over-year comparative results, in addition to the reasons noted below. Non-GAAP financial measures related to operating income, operating margin, net income attributable to Amphenol Corporation, effective tax rate and diluted EPS exclude income and expenses that are not directly related to the Company’s operating performance during the years presented. Items excluded in the presentation of such non-GAAP financial measures in any period may consist of, without limitation, acquisition-related expenses, refinancing-related costs, gains associated with bargain purchase acquisitions, the excess tax benefits related to stock-based compensation and certain other discrete tax items including, but not limited to, (i) the impact of tax audits relating to prior periods and (ii) significant changes in tax law. Non-GAAP financial measures related to net sales exclude the impact of foreign currency exchange rates and acquisitions. The non-GAAP financial information contained herein is included for supplemental purposes only and should not be considered in isolation or as a substitute for or superior to the related U.S. GAAP financial measures. In addition, these non-GAAP financial measures are not necessarily the same or comparable to similar measures presented by other companies as such measures may be calculated differently or may exclude different items.

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the years ended December 31, 2025, 2024 and 2023 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 7:

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

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer, which generally occurs when we ship or deliver the product from our manufacturing facility to our customers, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point or (ii) when the product arrives at its destination. For the years ended December 31, 2025, 2024 and 2023, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2025 and 2024.

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

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. As of December 31, 2025, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,750 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

One of the Company’s wholly owned European subsidiaries (the “Euro Issuer”) has two outstanding unsecured senior notes issued in Europe (collectively, the “Existing Euro Notes”), each of which was issued with a principal amount of €500.0. The 0.750% Euro Senior Notes, which were issued in May 2020, mature on May 4, 2026, while the 2.000% Euro Senior Notes, which were issued in October 2018, mature on October 8, 2028. Additionally, on June 16, 2025, the Company issued €600.0 aggregate principal amount of unsecured 3.125% Senior Notes due June 16, 2032 (the “2032 Euro Notes”, and, together with the Existing Euro Notes, the “Euro Notes”). The Company and the Euro Issuer also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue, outside of the United States, short-term unsecured commercial paper notes. In addition to the Euro Notes, which are denominated in Euros, the Company may borrow, from time to time, under the Company’s $3,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”) and Euro Commercial Paper Program, and such borrowings have been and may continue to be denominated in various foreign currencies, including the Euro. When borrowing in foreign currencies, there can be no assurance that the Company can successfully manage changes in exchange rates, including in the event of a significant and sudden decline in the value of any of the foreign currencies in which such borrowings are made. Refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of the Company’s debt.

The Company also utilizes foreign exchange forward contracts to hedge foreign currency exchange rate fluctuations for exposures associated with (i) certain transactions denominated in foreign currencies and (ii) net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2025, the fair value of such foreign exchange forward contracts was not material. A 10% change in foreign currency exchange rates would not have a material effect on the value of the hedges as of December 31, 2025 and 2024. The Company does not engage in purchasing forward contracts for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2025, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 1 and Note 5 of the accompanying Notes to Consolidated Financial Statements for a discussion of derivative financial instruments.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on the Company’s financing activities. The Company attempts to manage its exposure to interest rate risk through a mix of fixed and variable rate debt and hedging contracts in some cases. The Company currently has various fixed rate senior notes outstanding, in both the United States and Europe, with various maturity dates, the most recent of which were issued in 2025. In August 2025, the Company entered into $1,500.0 10-year and $1,000.0 30-year notional treasury lock derivative instruments to hedge interest rate risk prior to the issuance of the November Senior Notes. In November 2025, the Company issued the November Senior Notes. The treasury locks were settled upon the issuance of the 4.625% Senior Notes and the 5.300% Senior Notes, respectively, for a cumulative loss of $88.0 ($67.4 after-tax). The cumulative after-tax loss was recorded in Accumulated other comprehensive income (loss) and is being amortized to Interest expense over the terms of the 4.625% Senior Notes and the 5.300% Senior Notes, respectively. Refer to Note 4 and Note 5 of the accompanying Notes to Consolidated Financial Statements herein for further discussion related to these debt instruments.

Any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Borrowings under each Delayed Draw Term Loan bear interest at rates that fluctuate with a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The Floating Rate Senior Notes bear interest at a floating rate per annum, reset quarterly, equal to compounded SOFR, plus 0.53%. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of December 31, 2025 and 2024, the Company had no borrowings outstanding under the Revolving Credit Facility, Commercial Paper Programs and Delayed Draw Term Loans. However, the Company borrowed $1,534.1 under each of the Delayed Draw Term Loans in January 2026 to fund a portion of the consideration for the CommScope acquisition. In addition, the Company borrowed under the U.S. Commercial Paper Program during 2025 from time to time, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the Andrew acquisition in January 2025, as discussed further in Note 11 of the Notes to Consolidated Financial Statements. Although all such borrowings were repaid before the end of 2025, the Company may make additional borrowings under the Revolving Credit Facility and the Commercial Paper Programs from time to time in the future. As of December 31, 2025, 3% of the Company’s outstanding borrowings were subject to floating interest rates. Outstanding borrowings subject to floating interest rates will be higher going forward as a result of the borrowings under the Delayed Draw Term Loans that occurred subsequent to December 31, 2025, as discussed above.

To the extent that interest rates change and the Company has outstanding borrowings under any of our floating rate debt instruments (Commercial Paper Programs, Revolving Credit Facility and Delayed Draw Term Loans), our interest expense and interest payments will be impacted accordingly. A 10% change in the interest rate at December 31, 2025 and 2024 under our Revolving Credit Facility, Commercial Paper Programs, Delayed Draw Term Loans or Floating Rate Senior Notes would not have a material effect on interest expense. Although the Company does not expect changes in interest rates to have a material effect on net income or cash flows in 2026, there can be no assurance that interest rates will not change significantly from current levels.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Amphenol Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Amphenol Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flow, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Management judgment is required to identify and evaluate each unrecognized tax benefit to determine whether the more likely than not recognition threshold has been met. Further, the evaluation of each unrecognized tax benefit requires management to apply specialized skill and knowledge related to the identified position. The Company has unrecognized tax benefits of $316.5 million, including penalties and interest, as of December 31, 2025.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to uncertain tax positions included the following, among others:

●	We tested the effectiveness of controls over the unrecognized tax benefits for income taxes, including management’s controls over the identification of uncertain tax positions, determination of whether it is more likely than not that the tax positions will be sustained, and recording of unrecognized tax benefits.

●	With the assistance of our income tax specialists, we evaluated management’s significant judgements regarding unrecognized tax benefits including:

o	Assessing the reasonableness of the methods and processes used by management to identify uncertain tax positions including but not limited to:

◾	Evaluating former and ongoing tax audits and notices by tax authorities

◾	Evaluating transactions for which third-party tax advice or tax opinions were received

◾	Determining if there is any relevant additional information available that was not identified and considered in management’s assessment

o	Assessing the technical merits of a sample of positions identified and the reasonableness of the methodology used to determine the unrecognized tax benefit.

o	Evaluating management’s conclusion with respect to whether a sample of unrecognized tax benefits accounted for in prior periods have been effectively settled and/or whether the statute of limitations has expired and, if so, whether the resolution of the tax position has been appropriately accounted for in the financial statements.

o	Evaluating a sample of tax positions that have not yet settled or are within statute to determine whether any new information regarding the sustainability of these tax positions or measurement of tax benefit is present and has been appropriately accounted for in the financial statements.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 11, 2026

We have served as the Company’s auditor since 1997.

AMPHENOL CORPORATION

Consolidated Statements of Income

(dollars and shares in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$23,094.7	$15,222.7	$12,554.7
Cost of sales	14,577.0	10,083.0	8,470.6
Gross profit	8,517.7	5,139.7	4,084.1
Acquisition-related expenses	103.4	127.4	34.6
Selling, general and administrative expenses	2,545.7	1,855.4	1,489.9
Operating income	5,868.6	3,156.9	2,559.6

Interest expense	(367.8)	(217.0)	(139.5)
Gain on bargain purchase acquisition	—	—	5.4
Other income (expense), net	99.9	72.0	29.3
Income before income taxes	5,600.7	3,011.9	2,454.8
Provision for income taxes	(1,295.4)	(570.3)	(509.3)
Net income	4,305.3	2,441.6	1,945.5
Less: Net income attributable to noncontrolling interests	(35.0)	(17.6)	(17.5)
Net income attributable to Amphenol Corporation	$4,270.3	$2,424.0	$1,928.0

Net income attributable to Amphenol Corporation per common share — Basic	$3.51	$2.01	$1.62

Weighted average common shares outstanding — Basic	1,218.2	1,203.8	1,193.0

Net income attributable to Amphenol Corporation per common share — Diluted	$3.34	$1.92	$1.55

Weighted average common shares outstanding — Diluted	1,277.5	1,263.6	1,241.2

Dividends declared per common share	$0.745	$0.55	$0.425

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Comprehensive Income

(dollars in millions)

	Year Ended December 31,
	2025	2024	2023

Net income	$4,305.3	$2,441.6	$1,945.5

Total other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	289.6	(201.1)	(0.9)
Unrealized loss on hedging activities	(66.7)	—	—
Pension and postretirement benefit plan adjustment	18.1	16.6	1.1
Total other comprehensive income (loss), net of tax	241.0	(184.5)	0.2

Total comprehensive income	4,546.3	2,257.1	1,945.7

Less: Comprehensive income attributable to noncontrolling interests	(39.2)	(15.8)	(16.3)

Comprehensive income attributable to Amphenol Corporation	$4,507.1	$2,241.3	$1,929.4

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Balance Sheets

(dollars and shares in millions, except per share data)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$11,130.6	$3,317.0
Short-term investments	303.6	18.4
Total cash, cash equivalents and short-term investments	11,434.2	3,335.4
Accounts receivable, less allowance for doubtful accounts of $99.3 and $66.5, respectively	4,717.1	3,287.9
Inventories	3,424.9	2,545.7
Prepaid expenses and other current assets	691.0	517.0
Total current assets	20,267.2	9,686.0

Property, plant and equipment, net	2,305.6	1,711.8
Goodwill	10,575.4	8,236.2
Other intangible assets, net	2,241.4	1,225.1
Other long-term assets	847.3	581.1
Total Assets	$36,236.9	$21,440.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$2,661.9	$1,819.4
Accrued salaries, wages and employee benefits	767.7	529.8
Accrued income taxes	482.9	199.0
Accrued dividends	306.7	199.5
Other accrued expenses	1,646.4	934.4
Current portion of long-term debt	937.2	401.7
Total current liabilities	6,802.8	4,083.8

Long-term debt, less current portion	14,564.8	6,484.4
Accrued pension and postretirement benefit obligations	138.2	129.8
Deferred income taxes	432.9	376.7
Other long-term liabilities	788.5	509.4
Total Liabilities	22,727.2	11,584.1
Commitments and contingent liabilities (Note 14)

Redeemable noncontrolling interests	9.3	8.7

Equity:
Common stock
Class A Common Stock, $0.001 par value; 5,000.0 shares authorized, 1,228.9 shares issued and 1,226.6 shares outstanding at December 31, 2025; 2,000.0 shares authorized, 1,212.9 shares issued and 1,209.3 shares outstanding at December 31, 2024	1.2	1.2
Additional paid-in capital	4,232.9	3,601.8
Retained earnings	9,854.3	7,105.0
Treasury stock, at cost; 2.4 shares and 3.6 shares as of December 31, 2025 and 2024, respectively	(195.8)	(199.7)
Accumulated other comprehensive loss	(479.5)	(716.3)
Total stockholders’ equity attributable to Amphenol Corporation	13,413.1	9,792.0

Noncontrolling interests	87.3	55.4
Total Equity	13,500.4	9,847.4
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$36,236.9	$21,440.2

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Changes in Equity

(dollars and shares in millions, except per share data)

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
					Additional		Other	Non-		Non-
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	controlling	Total	controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests (1)	Equity	Interests
Balance as of January 1, 2023	1,192.0	$1.2	(2.4)	$(79.8)	$2,649.8	$4,979.4	$(535.0)	$57.9	$7,073.5	$20.6
Net income						1,928.0		15.6	1,943.6	1.9
Other comprehensive income (loss)							1.4	(1.2)	0.2	—
Acquisitions resulting in noncontrolling interests								1.0	1.0	8.2
Distributions to shareholders of noncontrolling interests								(24.0)	(24.0)
Purchase of treasury stock			(14.4)	(585.1)					(585.1)
Retirement of treasury stock	(10.9)	—	10.9	435.8		(435.8)			—
Stock options exercised	20.2	—	2.4	86.3	351.8	(43.1)			395.0
Dividends declared ($0.425 per common share)						(507.4)			(507.4)
Stock-based compensation expense					99.0				99.0
Balance as of December 31, 2023	1,201.3	1.2	(3.5)	(142.8)	3,100.6	5,921.1	(533.6)	49.3	8,395.8	30.7
Net income						2,424.0		16.0	2,440.0	1.6
Other comprehensive income (loss)							(182.7)	(1.3)	(184.0)	(0.5)
Capital contributions from noncontrolling interests								1.5	1.5
Purchase of noncontrolling interest					0.2			(0.1)	0.1	(23.1)
Distributions to shareholders of noncontrolling interests								(10.0)	(10.0)
Purchase of treasury stock			(11.1)	(689.3)					(689.3)
Retirement of treasury stock	(8.3)	—	8.3	513.1		(513.1)			—
Stock options exercised	19.9	—	2.7	119.3	391.5	(64.1)			446.7
Dividends declared ($0.55 per common share)						(662.9)			(662.9)
Stock-based compensation expense					109.5				109.5
Balance as of December 31, 2024	1,212.9	1.2	(3.6)	(199.7)	3,601.8	7,105.0	(716.3)	55.4	9,847.4	8.7
Net income						4,270.3		34.6	4,304.9	0.4
Other comprehensive income (loss)							236.8	3.1	239.9	1.1
Purchase of noncontrolling interest					0.7				0.7	(0.9)
Distributions to shareholders of noncontrolling interests								(5.8)	(5.8)
Purchase of treasury stock			(7.4)	(665.2)					(665.2)
Retirement of treasury stock	(6.0)	—	6.0	512.3		(512.3)			—
Stock options exercised	22.0	—	2.6	156.8	495.0	(99.4)			552.4
Dividends declared ($0.745 per common share)						(909.3)			(909.3)
Stock-based compensation expense					135.4				135.4
Balance as of December 31, 2025	1,228.9	$1.2	(2.4)	$(195.8)	$4,232.9	$9,854.3	$(479.5)	$87.3	$13,500.4	$9.3
(1)	Excludes redeemable noncontrolling interests.

See accompanying notes to consolidated financial statements.

AMPHENOL CORPORATION

Consolidated Statements of Cash Flow

(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash from operating activities:
Net income	$4,305.3	$2,441.6	$1,945.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	922.4	572.5	406.4
Stock-based compensation expense	135.4	109.5	99.0
Deferred income tax benefit	(65.6)	(82.8)	(58.8)
Gain on bargain purchase acquisition	—	—	(5.4)
Net change in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(964.4)	(586.8)	146.4
Inventories	(487.4)	(200.1)	71.4
Prepaid expenses and other current assets	(150.7)	(106.8)	(34.1)
Accounts payable	554.1	423.1	(34.6)
Accrued income taxes	276.9	3.1	7.7
Other accrued liabilities	739.2	257.0	(7.0)
Accrued pension and postretirement benefits	0.1	(2.4)	(0.3)
Other long-term assets and liabilities	109.4	(13.2)	(7.5)
Net cash provided by operating activities	5,374.7	2,814.7	2,528.7

Cash from investing activities:
Capital expenditures	(996.6)	(665.4)	(372.8)
Proceeds from disposals of property, plant and equipment	14.8	7.8	4.0
Purchases of investments	(309.3)	(26.2)	(305.7)
Sales and maturities of investments	27.6	189.7	246.3
Acquisitions, net of cash acquired	(3,818.6)	(2,156.4)	(970.4)
Other, net	—	1.9	4.9
Net cash used in investing activities	(5,082.1)	(2,648.6)	(1,393.7)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	8,921.7	2,991.3	354.9
Repayments of senior notes and other long-term debt	(401.7)	(364.4)	(15.7)
(Repayments) borrowings under commercial paper programs, net	—	—	(632.6)
Payment of costs related to debt financing	(89.1)	(28.4)	(2.3)
Payment of deferred purchase price related to acquisitions	—	—	(1.5)
Purchase of treasury stock	(665.2)	(689.3)	(585.1)
Proceeds from exercise of stock options	553.0	447.4	394.5
Distributions to and purchases of noncontrolling interests	(5.8)	(33.0)	(24.0)
Dividend payments	(802.2)	(595.1)	(500.6)
Treasury lock settlement	(88.0)	—	—
Other, net	0.5	1.4	—
Net cash provided by (used in) financing activities	7,423.2	1,729.9	(1,012.4)

Effect of exchange rate changes on cash and cash equivalents	97.8	(54.0)	(20.7)

Net increase in cash and cash equivalents	7,813.6	1,842.0	101.9
Cash and cash equivalents balance, beginning of year	3,317.0	1,475.0	1,373.1
Cash and cash equivalents balance, end of year	$11,130.6	$3,317.0	$1,475.0

Cash paid during the year for:
Interest	$288.1	$179.5	$129.2
Income taxes, net	1,084.1	650.0	560.4

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

The Company aligns its businesses into the following three reportable business segments:

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other interconnect products; coaxial, fiber optic and high-speed cable; antennas; and other products for use in the information technology and data communications, mobile devices, industrial, communications networks, automotive, commercial aerospace and defense end markets.

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

Principles of Consolidation

The consolidated financial statements are prepared in U.S. dollars and include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Intercompany account balances and transactions have been eliminated in consolidation. The results of companies acquired are included in the Consolidated Financial Statements from the effective date of acquisition. The Company’s results of operations for each of the three years ended December 31, 2025 may not necessarily be indicative of its future operating results. The accompanying Financial Statements and Notes herein reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with U.S. GAAP.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. The carrying amounts approximate fair values of those instruments, the majority of which are typically in non-U.S. bank accounts. However, as of December 31, 2025, more than half of the Company’s cash and cash equivalents on hand was located in the United States, primarily as a result of the proceeds from the issuance of the November Senior Notes, as discussed in more detail in Note 4 herein.

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

Depreciable Assets

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the respective asset lives determined on a composite basis by asset group or on a specific item basis using the estimated useful lives of such assets, which generally range from 3 to 12 years for machinery and equipment and office equipment and 20 to 40 years for buildings. Leasehold building improvements are amortized over the shorter of the remaining lease term or estimated useful life of such improvements. The Company periodically reviews fixed asset lives. Depreciation expense is included in both Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Income, dependent upon the specific categorization and use of the underlying asset being depreciated. The Company assesses the impairment of property, plant and equipment subject to depreciation, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, significant changes in historical trends in operating performance, significant changes in projected operating performance, and significant negative economic trends. There have been no impairments recorded in 2025, 2024 or 2023 as a result of such reviews.

Purchases of property, plant and equipment were $1,040.3 and $665.4 for the years ended December 31, 2025 and 2024, respectively. Capital expenditures, which includes both purchases of property, plant and equipment and amounts included in Accounts payable, for the years ended December 31, 2025 and 2024, primarily related to investments in manufacturing capabilities, both in the U.S. and internationally. Capital expenditures included in Accounts payable were $207.0 and $163.3 as of December 31, 2025 and 2024, respectively, which primarily related to these investments.

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

Annually, the Company performs its goodwill impairment assessment on its three reporting units. In the third quarter of 2025, as part of its annual evaluations, the Company performed a quantitative goodwill impairment assessment for each reporting unit. As part of the quantitative assessment, the Company estimated the fair value of each of its reporting units using an equal weighting of the market and income approaches, which the Company believes provide the best indicators of their fair value. The market approach utilizes market prices and other relevant metrics for comparable publicly-traded companies with similar operating and investment characteristics, as well as recent transactions of similar businesses within the industry, while the income approach is based on estimate discounted future cash flows. Significant estimates and assumptions were used in the Company’s goodwill impairment assessment, including both historical and projected revenue and profitability data, the determination and selection of appropriate publicly-traded market comparison companies, and the calculation of comparable earnings-based and other multiples derived from comparable publicly-traded companies and from recent transactions within the industry. As part of its quantitative approach, the Company evaluated whether there were reasonably likely changes to management’s estimates and assumptions that would have a material impact on the results of the goodwill impairment assessment. In the third quarter of 2024, as part of our annual evaluations, the Company utilized the option to first assess qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment assessment. As part of these assessments, the Company reviews qualitative factors, which include, but are not limited to, economic, market and industry conditions, as well as the financial performance of each reporting unit. In accordance with applicable guidance, an entity is not required to calculate the fair value of a reporting unit if, after assessing these qualitative factors, the Company determines that it is more likely than not that the fair value of each of its reporting units is greater than its respective carrying amount. As of July 1, 2025 and 2024, the Company determined that it was more likely than not that the fair value of each of its reporting units was substantially in excess of their respective carrying amounts and, therefore, no goodwill impairment resulted from the assessments as of July 1, 2025 and 2024.

The Company has not recognized any goodwill impairment in 2025, 2024 or 2023 in connection with its annual impairment assessments. Refer to Note 12 herein for further details related to the carrying amount of goodwill by segment.

Intangible Assets

Other than goodwill, intangible assets primarily consist of customer relationships, proprietary technology, acquired backlog and license agreements and are generally amortized over the estimated periods of benefit. The fair value associated with acquired identifiable intangible assets are generally valued based on discounted cash flow analyses, independent appraisals and certain estimates made by management. The Company assesses and reviews its identifiable intangible assets, subject to amortization, for potential impairment whenever events or changes in circumstances indicate the intangible asset’s carrying amount may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant changes in the manner of the use of the asset, changes in historical trends in operating performance, significant changes in projected operating performance, anticipated future cash flows and significant negative economic trends. Any indefinite-lived intangible assets that are not subject to amortization, which are comprised of certain trade names, are reviewed at least annually for impairment. In the third quarter of 2025, the Company performed its annual assessment of these identifiable indefinite-lived intangible assets.  Based on its assessment, the Company determined that it was more likely than not that the fair value of the indefinite-lived intangible assets exceeded their respective carrying amounts. There has been no impairment associated with the Company’s intangible assets in 2025, 2024 or 2023 as a result of such reviews.

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

The vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. Based on the respective contract terms, most of our contracts’ revenues are recognized either (i) upon shipment based on free on board (“FOB”) shipping point or (ii) when the product arrives at its destination. For the years ended December 31, 2025, 2024 and 2023, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. For the contracts recognized over time, we typically record revenue using the input method, based on the materials and labor costs incurred to date relative to the contract’s total estimated costs. This method reasonably depicts when and as control of the goods transfers to the customer, since it measures our progress in producing the goods, which is generally commensurate with this transfer of control. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Consolidated Balance Sheets were not material as of December 31, 2025 and 2024.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months. Nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of December 31, 2025 and 2024.

Sales to Distributors and Resellers

Sales to certain distributors and resellers are made under terms allowing certain price adjustments and limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. The Company maintains a reserve for unprocessed and estimated future price adjustment claims and returns as a refund liability. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of historical claims and returns over a period of time to appropriately account for current pricing and business trends. Similarly, sales returns and allowances are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of sales for the estimated cost of inventory that is expected to be returned. These reserves were not material to the Consolidated Balance Sheets as of December 31, 2025 and 2024.

Warranty

Standard product warranty coverage, which provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, is typically offered, while extended or separately priced warranty coverage is typically not offered. The warranty claim is generally limited to a credit equal to the purchase price or a promise to repair or replace the product for a specified period of time at no additional charge. We estimate our warranty liability based on historical experience, product history, and current trends, and record warranty expense in Cost of sales in the Consolidated Statements of Income. Warranty liabilities and related warranty expense have not been and were not material in the accompanying Consolidated Financial Statements as of and for the years ended December 31, 2025, 2024 and 2023.

Shipping and Handling Costs

The Company accounts for shipping and handling activities related to contracts with customers as a cost to fulfill our promise to transfer control of the related product, including any such costs incurred after the customer has obtained control of the goods. Shipping and handling costs are generally charged to and paid by the majority of our customers as part of the contract. For a nominal portion of our customer contracts, primarily for certain customers in the communications networks market (a market primarily in the Communications Solutions segment), such costs are not separately charged to the customers. Shipping and handling costs are included in Cost of sales in the accompanying Consolidated Statements of Income.

Contract Assets and Contract Liabilities

The Company records contract assets or contract liabilities depending on the timing of revenue recognition, billings and cash collections on a contract-by-contract basis. Contract assets represent unbilled receivables, which generally arise when revenue recognized over time exceed amounts billed to customers. Contract liabilities represent billings or advanced consideration received from customers in excess of revenue recognized to date. As the Company’s performance obligations are typically less than one year, these amounts are generally recorded as current in the accompanying Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of December 31, 2025 and 2024. Contract assets and contract liabilities recorded in the Consolidated Balance Sheets were not material as of December 31, 2025 and 2024.

Contract Costs

The Company’s policy is to capitalize any incremental costs incurred to obtain a customer contract, only to the extent that such costs are explicitly chargeable to the customer and the benefit associated with the costs is expected to be longer than one year. Otherwise, such costs are expensed as incurred and recorded within Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Incremental costs to fulfill customer orders, which are mostly comprised of pre-production and set-up costs, are generally capitalized to the extent such costs are contractually guaranteed to be reimbursed by the customer. Otherwise, such costs are expensed as incurred. Capitalized contract costs to obtain a contract or to fulfill a contract that are not accounted for under other existing accounting standards are recorded as either other current or long-term assets on the accompanying Consolidated Balance Sheets, depending on the timing of when the Company expects to recognize the expense, and are generally amortized consistent with the timing of when transfer of control of the related goods occurs. Such capitalized contract costs were not material as of December 31, 2025 and 2024, and the related amortization expense was not material for the years ended December 31, 2025, 2024 and 2023.

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

Income Taxes

Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement reporting purposes.  The Company recognizes the effects of changes in tax laws and rates on deferred income taxes in the period in which legislation is enacted.  Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States.  As of December 31, 2025, the Company has not provided for deferred income taxes on undistributed foreign earnings of approximately $1,750 related to certain geographies, as it is the Company’s intention to permanently reinvest such earnings outside the United States. It is impracticable to calculate the amount of taxes that would be payable if these undistributed foreign earnings were to be repatriated. In addition, the Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its investments in foreign subsidiaries. It is not practicable to determine the deferred tax liability with respect to such basis differences. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

Research and Development

Costs incurred in connection with the development of new products and applications are expensed as incurred. Research and development expenses for the creation of new and improved products and processes were $647.0, $453.0 and $342.2 for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

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

Derivative Financial Instruments

The Company records each of its derivatives at fair value within the accompanying Consolidated Balance Sheets, and the respective accounting treatment for each derivative is based on its hedge designation. We do not enter into derivative financial instruments for trading or speculative purposes, and our derivative financial instruments are with large financial institutions with strong credit ratings. As of December 31, 2025, the Company does not have any significant concentration of exposure with any one counterparty. Refer to Note 5 herein for further discussion of our derivative financial instruments.

Cash Flow Hedges

From time to time, the Company utilizes derivative financial instruments in the management of interest rate and foreign currency exposures. Such cash flow hedges include foreign exchange forward contracts to hedge exposure to foreign currency exchange rate fluctuations for certain transactions denominated in foreign currencies. As of December 31, 2025 and 2024, there were no outstanding cash flow hedge contracts. Gains and losses on derivatives designated as cash flow hedges resulting from changes in fair value are recorded in Accumulated other comprehensive income (loss), and subsequently reflected in Cost of sales in the Consolidated Statements of Income in a manner that matches the timing of the actual income or expense of such instruments with that of the hedged transaction. Any ineffective portion of the change in the fair value of designated hedging instruments is included in the Consolidated Statements of Income. Cash flows associated with cash flow hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

The Company has used treasury lock derivative instruments to hedge the exposure to changes in benchmark interest rates associated with forecasted issuances of fixed-rate debt. In August 2025, the Company entered into $1,500.0 10-year and $1,000.0 30-year notional treasury lock derivative instruments, which were settled upon the issuance of the November Senior Notes as discussed in Note 5 herein. As of December 31, 2025, there were no outstanding treasury lock derivative instruments. Gains and losses on the effective portion of treasury lock derivative instruments resulting from changes in fair value are recorded in Accumulated other comprehensive income (loss) and amortized to Interest expense over the term of the related debt upon issuance. Any ineffective portion is recognized immediately in interest expense. Cash flows associated with treasury locks are classified and reported within financing activities in the Consolidated Statements of Cash Flow.

Net Investment Hedges

The Company is exposed to variability in the U.S. dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, from time to time, the Company enters into foreign exchange forward contracts to hedge the net investments in certain foreign subsidiaries from which we expect to repatriate earnings to the United States. As of December 31, 2025 and 2024, there were no outstanding net investment hedge contracts, and, as such, the aggregate notional value of our outstanding net investment hedge contracts was nil. However, in June 2025, the Company issued the 2032 Euro Notes as discussed in Note 4 herein, which have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. For such instruments that are designated and qualify as a net investment hedge, the effective portion of the hedging instrument’s gain or loss is reported as a component of other comprehensive income (loss) and recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The gain or loss will be subsequently reclassified into net earnings if the net investment in the hedged foreign operation is either sold or substantially liquidated. Cash flows associated with net investment hedges are classified and reported within investing activities in the Consolidated Statements of Cash Flow. Cash flows associated with net investment hedges were not material for the years ended December 31, 2025, 2024 and 2023.

Non-Designated Derivatives

The Company enters into certain derivative financial instruments, from time to time, that are not designated as hedging instruments. The Company enters into such foreign exchange forward contracts to reduce and minimize the impact of foreign currency fluctuations arising from the change in fair value of certain foreign currency denominated assets and liabilities. These non-designated derivative instruments are adjusted to fair value each period through earnings, within the financial statement line item to which the derivative instrument relates. For each of the three years ended December 31, 2025, such non-designated derivative instruments, including their impact to the Consolidated Statements of Income, were not material to the Company. Cash flows associated with non-designated hedges are classified and reported consistent with the cash flows associated with the underlying hedged item.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The intent of ASU 2023-09 is to improve the disclosures around a company’s rate reconciliation information and certain types of income taxes companies are required to pay. Specifically, these new disclosure requirements provide more transparency regarding income taxes companies pay in the United States and other countries, along with more disclosure around a company’s rate reconciliation, among other new disclosure requirements, such that users of financial statements can get better information about how the operations, related tax risks, tax planning and operational opportunities of companies affect their effective tax rates and future cash flow prospects. ASU 2023-09 is effective for annual fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments under ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. As part of this Annual Report, the Company adopted ASU 2023-09, which was applied prospectively. Refer to Note 6 herein for further details regarding this adoption.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments under ASU 2025-11 should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the potential impact of ASU 2025-11 on its interim consolidated financial statements and disclosures.

Note 2—Inventories

The components of Inventories are comprised of:

	December 31,
	2025	2024
Raw materials and supplies	$1,413.0	$1,102.5
Work in process	960.3	703.5
Finished goods	1,051.6	739.7
	$3,424.9	$2,545.7

Note 3—Property, Plant and Equipment, Net

The components of Property, plant and equipment, net are summarized as follows:

	December 31,
	2025	2024
Land and improvements	$72.5	$47.7
Buildings and improvements	702.4	543.0
Machinery and equipment	3,919.1	3,042.8
Office equipment and other	707.6	542.6
	5,401.6	4,176.1
Accumulated depreciation	(3,096.0)	(2,464.3)
	$2,305.6	$1,711.8

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $640.1, $390.6 and $313.7, respectively.

Note 4—Debt

The Company’s debt consists of the following:

		December 31, 2025		December 31, 2024
		Carrying	Approximate	Carrying	Approximate
	Maturity	Amount	Fair Value (1)	Amount	Fair Value (1)
Revolving Credit Facility	March 2029	$—	$—	$—	$—
U.S. Commercial Paper Program (less unamortized discount of nil at December 31, 2025 and 2024)	March 2029	—	—	—	—
Euro Commercial Paper Program	March 2029	—	—	—	—
2.050% Senior Notes (less unamortized discount of nil at December 31, 2024)	March 2025	—	—	400.0	398.0
4.750% Senior Notes (less unamortized discount of $0.1 and $0.5 at December 31, 2025 and 2024, respectively)	March 2026	349.9	350.8	349.5	350.0
0.750% Euro Senior Notes (less unamortized discount of $0.1 and $0.5 at December 31, 2025 and 2024, respectively)	May 2026	586.5	584.2	518.6	505.8
5.050% Senior Notes (plus unamortized premium of $1.2 and $2.2 at December 31, 2025 and 2024, respectively)	April 2027	701.2	709.8	702.2	706.1
Floating Rate Senior Notes (less unamortized discount of nil at December 31, 2025)	November 2027	500.0	501.0	—	—
3.800% Senior Notes (less unamortized discount of $0.5 at December 31, 2025)	November 2027	749.5	749.5	—	—
4.375% Senior Notes (less unamortized discount of $0.5 at December 31, 2025)	June 2028	749.5	757.5	—	—
2.000% Euro Senior Notes (less unamortized discount of $0.8 and $1.1 at December 31, 2025 and 2024, respectively)	October 2028	585.8	578.2	518.2	505.9
3.900% Senior Notes (less unamortized discount of $0.8 at December 31, 2025)	November 2028	749.2	747.7	—	—
5.050% Senior Notes (less unamortized discount of $0.3 and $0.4 at December 31, 2025 and 2024, respectively)	April 2029	449.7	463.0	449.6	452.4
4.350% Senior Notes (less unamortized discount of $0.2 and $0.2 at December 31, 2025 and 2024, respectively)	June 2029	499.8	502.4	499.8	489.1
2.800% Senior Notes (less unamortized discount of $0.3 and $0.4 at December 31, 2025 and 2024, respectively)	February 2030	899.7	853.9	899.6	814.1
4.125% Senior Notes (less unamortized discount of $1.0 at December 31, 2025)	November 2030	999.0	993.8	—	—
2.200% Senior Notes (less unamortized discount of $1.6 and $1.8 at December 31, 2025 and 2024, respectively)	September 2031	748.4	669.4	748.2	624.9
3.125% Euro Senior Notes (less unamortized discount of $4.9 at December 31, 2025)	June 2032	699.1	697.2	—	—
4.400% Senior Notes (less unamortized discount of $1.5 at December 31, 2025)	February 2033	1,248.5	1,236.4	—	—
5.250% Senior Notes (less unamortized discount of $0.5 and $0.6 at December 31, 2025 and 2024, respectively)	April 2034	599.5	623.0	599.4	601.0
5.000% Senior Notes (less unamortized discount of $3.3 and $3.7 at December 31, 2025 and 2024, respectively)	January 2035	746.7	762.9	746.3	731.3
4.625% Senior Notes (less unamortized discount of $1.7 at December 31, 2025)	February 2036	1,598.3	1,569.1	—	—
5.375% Senior Notes (less unamortized discount of $7.5 and $7.8 at December 31, 2025 and 2024, respectively)	November 2054	492.5	485.8	492.2	476.1
5.300% Senior Notes (less unamortized discount of $2.7 at December 31, 2025)	November 2055	1,647.3	1,575.4	—	—
Other debt	2026-2032	1.8	1.8	4.3	4.3
Less: unamortized deferred debt issuance costs		(99.9)	—	(41.8)	—
Total debt		15,502.0	15,412.8	6,886.1	6,659.0
Less: current portion		937.2	935.8	401.7	399.7
Total long-term debt		$14,564.8	$14,477.0	$6,484.4	$6,259.3
(1)	The fair value of each series of the Company’s Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5).

Delayed Draw Term Loans

On August 22, 2025, the Company entered into (i) a three-year, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “Three-Year Delayed Draw Term Loan”), which is scheduled to mature on the three-year anniversary of the funding date, and (ii) a 364-day, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “364-Day Delayed Draw Term Loan” and, together with the Three-Year Delayed Draw Term Loan, the “Delayed Draw Term Loans,” and individually, a “Delayed Draw Term Loan”), which is scheduled to mature on the date that is 364 days after the funding date. Each Delayed Draw Term Loan may only be drawn in a single drawing over the life of the applicable facility. Each Delayed Draw Term Loan may be repaid at any time without premium or penalty and, once repaid, cannot be reborrowed. Interest rates under each Delayed Draw Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The carrying value of any borrowings under each Delayed Draw Term Loan would approximate their fair value, primarily due to its market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). On November 13, 2025, the aggregate commitment amount in respect of each of the Delayed Draw Term Loans was individually reduced to $1,534.1. As of December 31, 2025, the Company had not yet drawn upon either Delayed Draw Term Loan. However, in January 2026, the Company drew the full $1,534.1 available under each of the Delayed Draw Term Loans to fund a portion of the consideration for the acquisition of CommScope’s Connectivity and Cable Solutions Business (“CommScope”), which closed on January 9, 2026, as discussed further in Note 15 herein. In accordance with the credit agreements, the borrowings under the 364-Day Delayed Draw Term Loan and the 3-Year Delayed Draw Term Loan will mature on January 8, 2027 and January 9, 2029, respectively. Interest rates on each Delayed Draw Term Loan were based on a spread over the adjusted term SOFR based on the Company’s debt rating, and on the borrowing date, the effective interest rates were approximately 4.42% and 4.55% for the 364-Day Delayed Draw Term Loan and the Three-Year Delayed Draw Term Loan, respectively. The Delayed Draw Term Loans required payment of certain commitment fees prior to the funding thereunder and require that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. On December 31, 2025, the Company was in compliance with the financial covenants under each Delayed Draw Term Loan. During the year ended December 31, 2025, the Company incurred $20.1 of debt financing costs associated with the issuance of the Delayed Draw Term Loans.

Revolving Credit Facility

On March 21, 2024, the Company entered into a third amended and restated credit agreement, which amended and restated its $2,500.0 unsecured revolving credit facility, increasing the lenders’ aggregate unsecured revolving commitments under the facility by $500.0 to $3,000.0 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility was undrawn on the date it was amended and restated. The Company may utilize the Revolving Credit Facility for general corporate purposes. As of December 31, 2025 and 2024, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value, primarily due to their market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. On March 21, 2024, in conjunction with the increase in the capacity of the Revolving Credit Facility, the Company increased the borrowings available under its U.S. Commercial Paper Program by $500.0. As of December 31, 2025, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of 2025 and 2024, the proceeds of which were used for general corporate purposes, including, but not limited to, partially funding the acquisitions of Andrew in January 2025 and CIT in May 2024, as discussed further in Note 11 herein. Before the end of the fourth quarter of 2025 and 2024, the Company repaid all of its USCP Notes then outstanding. As of December 31, 2025 and 2024, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during 2025 or 2024. As of December 31, 2025 and 2024, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of December 31, 2025, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0.  The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary.  Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes.  Any outstanding Commercial Paper is classified as long-term debt in the accompanying Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, primarily due to its market interest rates, and is classified as Level 2 in the fair value hierarchy (Note 5).

U.S. Senior Notes

On March 3, 2025, the Company used a combination of cash on hand and borrowings under the U.S. Commercial Paper Program to repay the $400.0 aggregate principal amount of unsecured 2.050% Senior Notes due March 1, 2025 upon maturity.

On June 12, 2025, the Company issued $750.0 aggregate principal amount of unsecured 4.375% Senior Notes due June 12, 2028 (the “2028 Senior Notes”). Interest on the 2028 Senior Notes is payable semiannually on June 12 and December 12 of each year, which commenced on December 12, 2025. The Company used net proceeds from the 2028 Senior Notes to repay borrowings under the U.S. Commercial Paper Program and for general corporate purposes. During the year ended December 31, 2025, the Company incurred $4.6 of debt financing costs associated with the issuance of the 2028 Senior Notes.

On November 10, 2025, the Company issued (i) $500.0 aggregate principal amount of unsecured Floating Rate Senior Notes due November 15, 2027 (the “Floating Rate Senior Notes”), (ii) $750.0 aggregate principal amount of unsecured 3.800% Senior Notes due November 15, 2027 (the “3.800% Senior Notes”), (iii) $750.0 aggregate principal amount of unsecured 3.900% Senior Notes due November 15, 2028 (the “3.900% Senior Notes”), (iv) $1,000.0 aggregate principal amount of unsecured 4.125% Senior Notes due November 15, 2030 (the “4.125% Senior Notes”), (v) $1,250.0 aggregate principal amount of unsecured 4.400% Senior Notes due February 15, 2033 (the “4.400% Senior Notes”), (vi) $1,600.0 aggregate principal amount of unsecured 4.625% Senior Notes due February 15, 2036 (the “4.625% Senior Notes”) and (vii) $1,650.0 aggregate principal amount of unsecured 5.300% Senior Notes due November 15, 2055 (the “5.300% Senior Notes” and, together with the Floating Rate Senior Notes, the 3.800% Senior Notes, the 3.900% Senior Notes, the 4.125% Senior Notes, the 4.400% Senior Notes, the 4.625% Senior Notes and the 5.300% Senior Notes, the “November Senior Notes”).  During the year ended December 31, 2025, the Company incurred $59.9 of debt financing costs associated with the issuance of the November Senior Notes.

The Floating Rate Senior Notes will bear interest at a floating rate per annum, reset quarterly, equal to Compounded SOFR, plus 0.53%. Interest on the Floating Rate Senior Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, commencing on February 15, 2026. Interest on the 3.800% Senior Notes, 3.900% Senior Notes, 4.125% Senior Notes and 5.300% Senior Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 2026. Interest on the 4.400% Senior Notes and 4.625% Senior Notes is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2026.

On January 9, 2026, the Company used the net proceeds from the November Senior Notes, together with borrowings under the Delayed Draw Term Loans and cash on hand, to fund the cash consideration for the CommScope acquisition, along with fees and expenses related thereto, as discussed further in Note 15 herein.

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

On October 31, 2024, the Company issued three series of unsecured senior notes (collectively, the “October Senior Notes”): (i) $250.0 aggregate principal amount of unsecured 5.050% Senior Notes due April 5, 2027 (the “Additional 2027 Senior Notes”), which constituted a further issuance of the Company’s Original 2027 Senior Notes issued in April 2024, thus forming a single series with, and having the same terms (other than the issue date, issue price and the first interest payment date) as, the Original 2027 Senior Notes, and thus having a total aggregate principal amount of $700.0 of unsecured 5.050% Senior Notes due April 5, 2027 outstanding (the Original 2027 Senior Notes, together with the Additional 2027 Senior Notes collectively referred to as the “2027 Senior Notes”), (ii) $750.0 aggregate principal amount of unsecured 5.000% Senior Notes due January 15, 2035 (the “2035 Senior Notes”) and (iii) $500.0 aggregate principal amount of unsecured 5.375% Senior Notes due November 15, 2054 (the “2054 Senior Notes”). Consistent with the Original 2027 Senior Notes, interest on the Additional 2027 Senior Notes is payable semiannually on April 5 and October 5 of each year, which commenced on April 5, 2025, commensurate with the timing of the remaining interest payments of the Original 2027 Senior Notes. Interest on the 2035 Senior Notes is payable semiannually on January 15 and July 15 of each year, which commenced on January 15, 2025. Interest on the 2054 Senior Notes is payable semiannually on May 15 and November 15 of each year, which commenced on May 15, 2025. On January 31, 2025, the Company used the net proceeds from the October Senior Notes, together with borrowings under the U.S. Commercial Paper Program and cash on hand, to fund the cash consideration for the Andrew acquisition, as discussed in further detail in Note 11 herein, along with the fees and expenses related thereto.

All of the Company’s outstanding senior notes in the United States (the “U.S. Senior Notes”) are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Existing Euro Notes. Interest on each series of U.S. Senior Notes is payable semiannually, except for the Floating Rate Senior Notes for which interest is payable quarterly. The Company may, at its option, redeem some or all of any series of U.S. Senior Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium, except that the Company may not redeem the Floating Rate Senior Notes at its option prior to their maturity.

Euro Senior Notes

On June 16, 2025, the Company issued €600.0 (approximately $685.9 at date of issuance) aggregate principal amount of unsecured 3.125% Senior Notes due June 16, 2032 (the “2032 Euro Notes”). The 2032 Euro Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations under the Existing Euro Notes. Interest on the 2032 Euro Notes is payable annually on June 16 of each year, commencing on June 16, 2026. The Company used net proceeds from the 2032 Euro Notes to repay borrowings under the U.S. Commercial Paper Program and for general corporate purposes. During the year ended December 31, 2025, the Company incurred $4.5 of debt financing costs associated with the issuance of the 2032 Euro Notes.

The Euro Issuer has two outstanding unsecured senior notes issued in Europe. The Euro Issuer has €500.0 (approximately $545.4 at date of issuance) aggregate principal amount of unsecured 0.750% Senior Notes due May 4, 2026, which were issued in May 2020 (the “2026 Euro Notes” or the “0.750% Euro Senior Notes”). The net proceeds of the 2026 Euro Notes were used to repay amounts outstanding under the then existing revolving credit facility. The Euro Issuer also has €500.0 (approximately $574.6 at date of issuance) aggregate principal amount of unsecured 2.000% Senior Notes due October 8, 2028, which were issued in October 2018 (the “2028 Euro Notes” or the “2.000% Euro Senior Notes”, together with the 2026 Euro Notes, the “Existing Euro Notes,” and the Existing Euro Notes, together with the 2032 Euro Notes, the “Euro Notes”, and together with the U.S. Senior Notes, the “Senior Notes”). The net proceeds of the 2028 Euro Notes were used to repay a portion of the outstanding amounts under our Commercial Paper Programs, with the remainder of the net proceeds being used for general corporate purposes. The Existing Euro Notes are unsecured and rank equally in right of payment with all of the Euro Issuer’s senior unsecured and unsubordinated indebtedness and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. Interest on each series of Euro Notes is payable annually on May 4 and October 8 of each year, respectively. The Company may, at its option, redeem some or all of either series of Existing Euro Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium.

The fair value of each series of Senior Notes is based on recent bid prices in an active market and is therefore classified as Level 1 in the fair value hierarchy (Note 5). The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements.

The maturity of the Company’s debt (exclusive of unamortized deferred debt issuance costs as of December 31, 2025) over each of the next five years ending December 31 and thereafter, is as follows:

2026	$937.2
2027	1,950.9
2028	2,084.6
2029	949.6
2030	1,898.7
Thereafter	7,780.9
$15,601.9

As of December 31, 2025, the Company had approximately $144.7 of uncommitted standby letter of credit facilities, of which $61.3 were issued.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards at December 31, 2025 and December 31, 2024 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
2025	Total	Assets (Level 1)	(Level 2)	(Level 3)
Short-term investments	$303.6	$—	$303.6	$—
Long-term investments	0.2	—	0.2	—
Forward contracts	0.3	—	0.3	—
Redeemable noncontrolling interests	(9.3)	—	—	(9.3)
Total	$294.8	$—	$304.1	$(9.3)

2024
Short-term investments	$18.4	$—	$18.4	$—
Long-term investments	0.3	—	0.3	—
Forward contracts	(1.1)	—	(1.1)	—
Redeemable noncontrolling interests	(8.7)	—	—	(8.7)
Total	$8.9	$—	$17.6	$(8.7)

The Company utilizes foreign exchange forward contracts, hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of December 31, 2025 and 2024, the Company had no outstanding foreign exchange forward contracts accounted for as either net investment hedges or cash flow hedges.

However, in June 2025, the Company issued the 2032 Euro Notes as discussed in Note 4, which have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The effect of translating the 2032 Euro Notes into U.S. Dollars is recorded in Accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated. We assessed the effectiveness of the net investment hedge at the inception of the hedging relationship and will assess quarterly thereafter. As of December 31, 2025, the net investment hedge was assessed and deemed to be effective.

As of December 31, 2025 and 2024, the fair value of such foreign exchange forward contracts in the table above consisted of various outstanding foreign exchange forward contracts that are not designated as hedging instruments. The fair value of the Company’s forward contracts are recorded within Prepaid expenses and other current assets, Other long-term assets, Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, depending on their value and remaining contractual period.

In August 2025, the Company entered into $1,500.0 10-year and $1,000.0 30-year notional treasury lock derivative instruments to hedge interest rate risk prior to the issuance of the November Senior Notes, as discussed in Note 4 herein. Both treasury locks were designated as cash flow hedges. The treasury locks were settled in the fourth quarter of 2025 upon the issuance of the 4.625% Senior Notes and the 5.300% Senior Notes, respectively, for a cumulative loss of $88.0 ($67.4 after-tax). The cumulative after-tax loss was recorded in Accumulated other comprehensive income (loss) and is being amortized to Interest expense over the terms of the 4.625% Senior Notes and the 5.300% Senior Notes, respectively.

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interests recorded on the accompanying Consolidated Balance Sheets relate to recent acquisitions, which, based on the terms of the respective acquisition agreements, will remain in temporary equity until the applicable put option is either exercised or expires. When noncontrolling option holders exercise their put options, the Company is required to acquire its entire redeemable noncontrolling interests, or portions thereof, then outstanding. The redemption value of the redeemable noncontrolling interests is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interests currently outstanding, approximate fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy and is recorded as Redeemable noncontrolling interests on the Consolidated Balance Sheets as of December 31, 2025 and 2024.  A rollforward of the Redeemable noncontrolling interests for the years ended December 31, 2025, 2024 and 2023 is included in the accompanying Consolidated Statements of Changes in Equity.

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

Note 6—Income Taxes

The components of income before income taxes and the provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
Income before income taxes:
United States	$996.2	$462.0	$521.9
Foreign	4,604.5	2,549.9	1,932.9
	$5,600.7	$3,011.9	$2,454.8
Current tax provision (benefit):
United States - Federal	$179.4	$22.8	$45.8
United States - State, net	32.4	(3.8)	9.3
Foreign	1,149.2	634.1	513.0
	1,361.0	653.1	568.1
Deferred tax provision (benefit):
United States - Federal	(152.3)	(53.9)	(4.6)
United States - State, net	(12.8)	(2.3)	(5.4)
Foreign	99.5	(26.6)	(48.8)
	(65.6)	(82.8)	(58.8)
Total provision for income taxes	$1,295.4	$570.3	$509.3

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

Cash paid during the year for income taxes, net of refunds, are as follows:

Year Ended
Payments, net of refunds:	December 31, 2025
United States, federal	$134.3
United States, state and local	30.6
China	579.5
Canada	84.0
Other foreign jurisdictions	255.7
Cash paid for income taxes, net	$1,084.1

At December 31, 2025, the Company had $323.9 of foreign tax loss carryforwards, $157.0 of U.S. state tax loss carryforwards and $70.2 of U.S. federal tax loss carryforwards, of which $47.6, $157.0 and $28.4, respectively, will expire at various dates through 2045 and the balance can be carried forward indefinitely.  At December 31, 2025, the Company had $20.0 of U.S. state tax credit carryforwards and $17.3 of U.S. federal tax credit carryforwards, of which $12.7 and $17.3, respectively, will expire at various dates through 2045 and the balance can be carried forward indefinitely.

A valuation allowance of $87.6 and $73.6 at December 31, 2025 and 2024, respectively, has been recorded which relates primarily to the U.S. state and foreign net operating loss carryforwards and U.S. federal and state tax credit carryforwards. The valuation allowance for deferred tax assets increased by $14.0 in 2025, which was primarily driven by U.S. federal and foreign net operating loss carryforwards. The valuation allowance for deferred tax assets increased by $27.0 in 2024, which was primarily driven by U.S. state and foreign net operating loss carryforwards and U.S. federal tax credit carryforwards.

Differences between the U.S. statutory federal tax rate and the Company’s 2025 effective income tax rate presented prospectively in accordance with ASU 2023-09 are analyzed below:

	Year Ended December 31, 2025
	Amount	Percent
U.S. statutory federal tax rate	$1,176.1	21.0%

State and local income taxes, net of federal income tax benefit (1)	17.6	0.3

Foreign tax effects
China
Federal statutory tax rate difference	4.0	0.1
Effect of cross-border tax laws	151.6	2.7
Other	(43.7)	(0.8)
Other foreign jurisdictions	70.1	1.3

Effect of changes in tax laws or rates enacted in current period	—	—

Effect of cross-border tax laws	45.5	0.8

Tax credits	(19.3)	(0.3)

Changes in valuation allowances	—	—

Nontaxable or nondeductible items
Equity compensation	(205.9)	(3.7)
Other nontaxable or nondeductible items	13.2	0.2

Changes in unrecognized tax benefits	96.9	1.7

Other, net	(10.7)	(0.2)
Effective tax rate	$1,295.4	23.1%

(1) State taxes in Illinois and California accounted for greater than 50% of the tax effect in this category.

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate for periods prior to the adoption of ASU 2023-09 are analyzed below:

	Year Ended December 31,
	2024	2023
U.S. statutory federal tax rate	21.0%	21.0%
State and local taxes, net	0.6	0.6
Foreign earnings and dividends taxed at different rates	1.9	2.2
U.S. tax on foreign income	(0.1)	—
Excess tax benefits related to stock-based compensation	(4.7)	(3.4)
Other, net	0.2	0.3
Effective tax rate	18.9%	20.7%

For the years ended December 31, 2025, 2024 and 2023, stock option exercise activity had the impact of decreasing our Provision for income taxes by $246.6, $142.6 and $82.4, respectively, and decreasing our effective tax rate by the basis points in the table above. Total acquisition-related expenses, as discussed in further detail in Note 11 herein, had the aggregate impact of increasing our effective tax rate by approximately 20 basis points, 30 basis points and 20 basis points for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, a discrete tax item of $100.0 related to a charge recorded for notices received by certain subsidiaries in China from relevant tax authorities challenging certain of the Company’s tax positions taken over up to an eight-year period had the effect of increasing our effective tax rate by approximately 180 basis points. For the year ended December 31, 2024, a discrete tax benefit of $18.6, related to the settlement of tax audits and associated lapses of statutes of limitation, along with a difference in a non-U.S. tax filing position, had the effect of decreasing our effective tax rate by approximately 60 basis points, and, for the year ended December 31, 2023, the gain associated with the bargain purchase acquisition that closed in the second quarter of 2023, as discussed in Note 11 herein, had the effect of decreasing our effective tax rate by approximately 10 basis points.

The components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2025	2024
Deferred tax assets relating to:
Accrued liabilities and reserves	$204.4	$115.7
Operating lease liabilities	121.5	86.2
Operating loss, interest, and tax credit carryforwards	143.9	114.8
Pensions	6.9	10.2
Inventories	138.4	112.0
Deferred revenue	63.8	—
Employee benefits	56.4	49.5
Total deferred tax assets	735.3	488.4
Valuation allowances	(87.6)	(73.6)
Total deferred tax assets, net of valuation allowances	647.7	414.8

Deferred tax liabilities relating to:
Goodwill	343.1	307.2
Depreciation and amortization	168.3	144.1
Operating lease right-of-use assets	121.5	86.2
Unremitted foreign earnings	266.1	125.3
Total deferred tax liabilities	899.0	662.8

Net deferred tax liability	$251.3	$248.0

Classification of deferred tax assets and liabilities, as reflected on the Consolidated Balance Sheets:
Other long-term assets	$181.6	$128.7
Deferred income taxes	432.9	376.7
Net deferred tax liability, long-term	$251.3	$248.0

A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year for 2025, 2024 and 2023 is shown below.

	2025	2024	2023
Unrecognized tax benefits as of January 1	$176.8	$174.2	$164.1
Gross increases for tax positions in prior periods	84.4	15.2	3.8
Gross increases for tax positions in current period	27.0	21.1	8.4
Settlements	—	(6.1)	(1.0)
Lapse of statutes of limitations	(8.6)	(27.6)	(1.1)
Unrecognized tax benefits as of December 31	$279.6	$176.8	$174.2

The Company includes estimated interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2025, 2024 and 2023, the provision for income taxes included a net (benefit) expense of $(3.8), ($4.2) and $5.8, respectively, in estimated interest and penalties. As of December 31, 2025, 2024 and 2023, the liability for unrecognized tax benefits included $36.9, $37.7 and $41.8, respectively, for tax-related interest and penalties.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of December 31, 2025 and

2024, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $311.7 and $209.7, respectively. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next 12-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $108.9.

In addition, in 2025, certain of the Company’s subsidiaries based in China received notices from relevant tax authorities challenging certain of the Company’s tax positions taken over up to an eight-year period. Although the Company believes its tax positions are appropriate and is currently discussing the matter with the relevant tax authorities, the Company has recorded a charge of $100.0 in the fourth quarter of 2025. The $100.0 charge represents the Company’s current best estimate of the costs that may be incurred to resolve this matter; however, the range of potential costs is estimated to be $100.0 to approximately $300.0. The Company is unable to estimate the timing for resolution of this matter.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases, was enacted into law. Companies were required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but did not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the years ended December 31, 2025 and 2024. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

H.R. 1

On July 4, 2025, the United States federal government enacted the tax and spending bill H.R. 1. This legislation contains changes to previously enacted provisions of the Internal Revenue Code and provides for extensions of certain expiring tax provisions included in the Tax Act. Certain corporate tax provisions in H.R. 1 were enacted with retroactive effect to January 1, 2025. H.R. 1 did not have a material impact on our effective tax rate for the year ended December 31, 2025. The Company continues to evaluate the corporate tax provisions contained within H.R. 1, and the future impact of H.R. 1 depends on several factors, including interpretive regulatory guidance, which has not yet been released.

Note 7—Equity

Stock-Based Compensation:

For the years ended December 31, 2025, 2024 and 2023, the Company’s Income before income taxes was reduced by stock-based compensation expense of $135.4, $109.5, and $99.0, respectively, the expense of which is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Income. In addition, for the years ended December 31, 2025, 2024 and 2023, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $261.3, $154.1, and $92.4, respectively, in Provision for income taxes in the accompanying Consolidated Statements of Income. These aggregate income tax benefits during the years ended December 31, 2025, 2024 and 2023 include excess tax benefits of $246.6, $142.6, and $82.4, respectively, from option exercises. The impact associated with recognizing excess tax benefits from option exercises in the provision for income taxes on our consolidated financial statements could result in significant fluctuations in our effective tax rate in the future, since the provision for income taxes will be impacted by the timing and intrinsic value of future stock-based compensation award exercises.

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 120,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 80,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of December 31, 2025, there were 47,388,446 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan. Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of 10 years from the date of grant.

Stock option activity for 2023, 2024 and 2025 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2023	132,270,074	$22.78	6.03
Options granted	12,131,028	37.99
Options exercised	(22,506,662)	17.55
Options forfeited	(1,114,116)	29.16
Options outstanding at December 31, 2023	120,780,324	25.23	5.81
Options granted	8,075,819	65.67
Options exercised	(22,523,753)	19.83
Options forfeited	(628,199)	36.21
Options outstanding at December 31, 2024	105,704,191	29.40	5.53
Options granted	8,539,031	85.98
Options exercised	(24,655,244)	22.41
Options forfeited	(766,857)	47.92
Options outstanding at December 31, 2025	88,821,121	$36.62	5.43	$8,753.6
Vested and non-vested options expected to vest at December 31, 2025	86,782,652	$36.14	5.38	$8,591.3
Exercisable options at December 31, 2025	59,421,185	$26.75	4.27	$6,440.4

A summary of the status of the Company’s non-vested options as of December 31, 2025 and changes during the year then ended was as follows:

		Weighted Average
		Fair Value
	Options	at Grant Date
Non-vested options at January 1, 2025	35,547,254	$10.66
Options granted	8,539,031	24.12
Options vested	(13,897,292)	8.36
Options forfeited	(762,057)	13.17
Non-vested options at December 31, 2025	29,426,936	$15.58

The weighted average fair value at the grant date of options granted during 2024 and 2023 was $19.33 and $10.71, respectively.

During the years ended December 31, 2025, 2024 and 2023, the following activity occurred under the Company’s option plans:

	2025	2024	2023
Total intrinsic value of stock options exercised	$1,813.5	$980.3	$559.6
Total fair value of stock options vested	116.1	99.7	90.0

As of December 31, 2025, the total compensation cost related to non-vested options not yet recognized was approximately $355.6 with a weighted average expected amortization period of 3.45 years.

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

The fair value of stock options has been estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2025		2024		2023
Risk free interest rate	4.1%		4.4%		3.8%
Expected life	4.9	years	4.9	years	4.9	years
Expected volatility	27.1%		28.0%		28.0%
Expected dividend yield	1.0%		1.0%		1.0%

Restricted Stock

On May 16, 2024, the Company’s stockholders approved the 2024 Restricted Stock Plan for Directors of Amphenol Corporation (the “2024 Directors Restricted Stock Plan”), which is administered by the Compensation Committee of the Board and reserves 500,000 shares of the Company’s Common Stock for future issuance pursuant to the plan. As of December 31, 2025, the number of restricted shares available for grant under the 2024 Directors Restricted Stock Plan was 461,640. Restricted shares granted under the 2024 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2024 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment. The 2024 Directors Restricted Stock Plan will expire on May 15, 2034, after which date no awards may be granted under the plan.

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

Restricted share activity for 2023, 2024 and 2025 was as follows:

			Weighted Average
		Fair Value	Remaining
	Restricted	at Grant	Amortization
	Shares	Date	Term (in years)
Restricted shares outstanding at January 1, 2023	42,624	$33.80	0.37
Restricted shares granted	—	—
Shares vested and issued	(42,624)	33.80
Restricted shares outstanding at December 31, 2023	—	—
Restricted shares granted	21,840	65.96
Shares vested and issued	—	—
Restricted shares outstanding at December 31, 2024	21,840	65.96	0.36
Restricted shares granted	16,520	86.88
Shares vested and issued	(21,840)	65.96
Restricted shares outstanding at December 31, 2025	16,520	$86.88	0.37

The total fair value of restricted share awards that vested during 2025, 2024, and 2023 was $1.4, nil, and $1.4, respectively. As of December 31, 2025, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $0.5 (with a weighted average expected amortization period of 0.37 years).

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

Stock Repurchase Programs:

On April 23, 2024, the Board authorized a new stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the year ended December 31, 2025, the Company repurchased 7.4 million shares of its Common Stock for $665.2 under the 2024 Stock Repurchase Program. Of the total repurchases made in 2025 under the 2024 Stock Repurchase Program, 6.0 million shares, or $512.3, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From January 1, 2026 to January 31, 2026, the Company repurchased 0.3 million additional shares of its Common Stock for $44.2, and, as of February 1, 2025, the Company has remaining authorization to purchase up to $826.9 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

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

Dividends:

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 24, 2023, the Board approved an increase to the Company’s quarterly dividend rate from $0.105 per share to $0.11 per share, effective with dividends declared in the fourth quarter of 2023. On July 23, 2024, the Board approved an increase to the Company’s quarterly dividend rate from $0.11 per share to $0.165 per share, effective with dividends declared in the third quarter of 2024, and on October 21, 2025, the Board approved an additional increase to the Company’s quarterly dividend rate from $0.165 per share to $0.25 per share, effective with dividends declared in the fourth quarter of 2025, contingent upon declaration by the Board. The following table summarizes the declared quarterly dividends per share during each of the three years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
First Quarter	$0.165	$0.11	$0.105
Second Quarter	0.165	0.11	0.105
Third Quarter	0.165	0.165	0.105
Fourth Quarter	0.25	0.165	0.11
Total	$0.745	$0.55	$0.425

Dividends declared and paid for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Dividends declared	$909.3	$662.9	$507.4
Dividends paid (including those declared in the prior year)	802.2	595.1	500.6

Accumulated Other Comprehensive Income (Loss):

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) included in equity at December 31, 2025, 2024 and 2023 are as follows:

	Foreign	Unrealized	Pension and	Accumulated
	Currency	Gain (Loss)	Postretirement	Other
	Translation	on Hedging	Benefit Plan	Comprehensive
	Adjustments	Activities	Adjustment	(Loss) Income
Balance at January 1, 2023	$(413.0)	$—	$(122.0)	$(535.0)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and $1.1, respectively	0.3	—	(2.0)	(1.7)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($1.0)	—	—	3.1	3.1
Balance at December 31, 2023	(412.7)	—	(120.9)	(533.6)
Other comprehensive income (loss) before reclassifications, net of tax of nil, nil and ($5.2), respectively	(199.3)	—	13.1	(186.2)
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of ($1.1)	—	—	3.5	3.5
Balance at December 31, 2024	(612.0)	—	(104.3)	(716.3)
Other comprehensive income (loss) before reclassifications, net of tax of nil, ($20.6) and ($4.5), respectively	285.4	(67.4)	14.6	232.6
Amounts reclassified from Accumulated other comprehensive income (loss) to earnings, net of tax of $0.2 and ($1.1), respectively	—	0.7	3.5	4.2
Balance at December 31, 2025	$(326.6)	$(66.7)	$(86.2)	$(479.5)

For the years ended December 31, 2025, 2024 and 2023, as it relates to the Company’s cash flow hedges, which is comprised of foreign exchange forward contracts, the amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts, as well as the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Consolidated Statements of Income, were not material. There were no reclassifications associated with net investment hedges from Accumulated other comprehensive income (loss) to earnings during the years presented in the table above. While there were no outstanding cash flow hedges as of December 31, 2025 and 2024, any amounts included in Accumulated other comprehensive income (loss) associated with cash flow hedges are generally expected to be reclassified into earnings within the following 12 months. In August 2025, the Company entered into $1,500.0 10-year and $1,000.0 30-year notional treasury lock derivative instruments to hedge interest rate risk prior to the issuance of the November Senior Notes, as discussed in Notes 4 and 5 herein. The treasury locks were settled in the fourth quarter of 2025 upon the issuance of the 4.625% Senior Notes and the 5.300% Senior Notes, respectively, for a cumulative after-tax loss of $67.4, which was recorded in Accumulated other comprehensive income (loss) and is being amortized to Interest expense over the terms of the 4.625% Senior Notes and the 5.300% Senior Notes, respectively. The amounts reclassified from Accumulated other comprehensive income (loss) to earnings, related to pension and other postretirement benefit plans in the table above, are reported within Other income (expense), net in the Consolidated Statements of Income, the vast majority of which is related to the amortization of actuarial losses associated with our defined benefit plans. The amortization of actuarial losses is included in the computation of net pension expense discussed in more detail within Note 9 herein.

Note 8—Earnings Per Share

The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the years ended December 31, 2025, 2024 and 2023:

(dollars and shares in millions, except per share data)	2025	2024	2023
Net income attributable to Amphenol Corporation stockholders	$4,270.3	$2,424.0	$1,928.0

Weighted average common shares outstanding — Basic	1,218.2	1,203.8	1,193.0
Effect of dilutive stock options	59.3	59.8	48.2
Weighted average common shares outstanding — Diluted	1,277.5	1,263.6	1,241.2

Net income attributable to Amphenol Corporation per common share — Basic	$3.51	$2.01	$1.62

Net income attributable to Amphenol Corporation per common share — Diluted	$3.34	$1.92	$1.55

Excluded from the computations above were anti-dilutive common shares (primarily related to outstanding stock options) of 5.6 million, 4.8 million, and 14.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 9—Benefit Plans and Other Postretirement Benefits

Defined Benefit Plans

The Company and certain of its domestic subsidiaries have defined benefit pension plans (the “U.S. Pension Plans”), which cover certain U.S. employees and which represent the majority of the plan assets and benefit obligations of the aggregate defined benefit plans of the Company. The U.S. Pension Plans’ benefits are generally based on years of service and compensation and are generally noncontributory. The majority of U.S. employees are not covered by the U.S. Pension Plans and are instead covered by various defined contribution plans. The Company also has an unfunded Supplemental Employee Retirement Plan (“SERP” and, together with the U.S. Pension Plans, “U.S. Plans”), which provides for the payment of the portion of annual pension that cannot be paid from the retirement plan as a result of regulatory limitations on average compensation for purposes of the benefit computation. Certain foreign subsidiaries have defined benefit plans covering their employees (the “Foreign Plans” and, together with the U.S. Plans, the “Plans”). The largest foreign pension plan, in accordance with local regulations, is unfunded and had a projected benefit obligation of approximately $70.9 and $72.2 at December 31, 2025 and 2024, respectively. Total required contributions to be made during 2026 for the unfunded Foreign Plans are included in Other accrued expenses in the accompanying Consolidated Balance Sheets and in the tables below.

The following is a summary of the Company’s defined benefit plans’ funded status as of the most recent actuarial valuations as of December 31 of each year.

	U.S. Plans		Foreign Plans		Total
	2025	2024	2025	2024	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$341.4	$388.5	$154.0	$173.3	$495.4	$561.8
Service cost	1.8	2.2	1.3	1.5	3.1	3.7
Interest cost	17.0	17.8	6.4	6.3	23.4	24.1
Plan amendments	2.0	0.2	—	—	2.0	0.2
Actuarial loss (gain)	3.6	(20.8)	(13.2)	(11.3)	(9.6)	(32.1)
Foreign exchange translation and other	—	—	15.2	(8.8)	15.2	(8.8)
Benefits paid	(28.3)	(46.5)	(8.0)	(7.0)	(36.3)	(53.5)
Projected benefit obligation at end of year	337.5	341.4	155.7	154.0	493.2	495.4

Change in plan assets:
Fair value of plan assets at beginning of year	359.1	395.6	85.4	86.0	444.5	481.6
Actual return on plan assets	32.8	8.9	4.7	6.8	37.5	15.7
Employer contributions	1.1	1.1	3.7	3.8	4.8	4.9
Foreign exchange translation and other	—	—	6.5	(4.2)	6.5	(4.2)
Benefits paid	(28.3)	(46.5)	(8.0)	(7.0)	(36.3)	(53.5)
Fair value of plan assets at end of year	364.7	359.1	92.3	85.4	457.0	444.5

Over (under) funded status at end of year	$27.2	$17.7	$(63.4)	$(68.6)	$(36.2)	$(50.9)

Amounts recognized on the balance sheet as of December 31:
Other long-term assets	$40.5	$31.2	$7.6	$3.6	$48.1	$34.8

Other accrued expenses	1.2	1.2	3.1	2.7	4.3	3.9
Accrued pension and postretirement benefit obligations	12.1	12.3	67.9	69.5	80.0	81.8
Over (under) funded status at end of year	$27.2	$17.7	$(63.4)	$(68.6)	$(36.2)	$(50.9)

Accumulated other comprehensive (loss) income, net	$(89.4)	$(96.8)	$1.2	$(9.6)	$(88.2)	$(106.4)

Weighted average assumptions used to determine projected benefit obligations:
Discount rate	5.28%	5.53%	4.60%	4.13%
Rate of compensation increase	2.40%	2.40%	1.89%	1.91%

The projected benefit obligation decreased slightly in 2025, primarily due to benefits paid during the year, which were largely offset by interest cost and the impact of foreign exchange. The projected benefit obligation decreased in 2024, primarily due to benefits paid and actuarial gains resulting from the impact of higher discount rates on our projected benefit obligation, partially offset by interest cost. The accumulated benefit obligation for the Company’s defined benefit pension plans was $491.4 and $492.5 at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the accumulated benefit obligation for the U.S. Plans was $337.4 and $341.3, respectively, and for the Foreign Plans was $154.0 and $151.2, respectively.

The following summarizes information for defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2025 and 2024:

	U.S. Plans		Foreign Plans
	2025	2024	2025	2024
Accumulated benefit obligation	$22.0	$22.1	$88.0	$88.3
Fair value of plan assets	8.7	8.6	18.3	17.7

The following summarizes information for defined benefit plans with a projected benefit obligation in excess of plan assets as of December 31, 2025 and 2024:

	U.S. Plans		Foreign Plans
	2025	2024	2025	2024
Projected benefit obligation	$22.0	$22.1	$89.3	$90.0
Fair value of plan assets	8.7	8.6	18.3	17.7

The amounts, before tax, included in Accumulated other comprehensive loss at December 31, 2025 and 2024 that have not yet been recognized as expense were as follows:

	U.S. Plans		Foreign Plans		Total
	2025	2024	2025	2024	2025	2024
Actuarial losses (gains), net	$112.2	$122.7	$(12.0)	$1.4	$100.2	$124.1
Prior service cost	4.5	3.7	0.4	0.4	4.9	4.1

The following is a summary of the components of net pension expense for the Company’s defined benefit plans for the years ended December 31, 2025, 2024 and 2023:

	U.S. Plans			Foreign Plans			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Components of net pension expense:
Service cost	$1.8	$2.2	$2.5	$1.3	$1.5	$1.3	$3.1	$3.7	$3.8
Interest cost	17.0	17.8	18.6	6.4	6.3	6.8	23.4	24.1	25.4
Expected return on plan assets	(21.9)	(24.1)	(24.6)	(4.6)	(4.6)	(4.5)	(26.5)	(28.7)	(29.1)
Amortization of prior service cost	1.2	1.3	1.7	—	—	0.1	1.2	1.3	1.8
Amortization of actuarial losses	3.3	2.7	1.6	—	0.5	0.7	3.3	3.2	2.3
Net pension (income) expense	$1.4	$(0.1)	$(0.2)	$3.1	$3.7	$4.4	$4.5	$3.6	$4.2

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.53%	4.97%	5.18%	4.13%	3.72%	4.20%
Expected long-term return on assets	5.50%	5.50%	5.50%	5.39%	5.45%	5.45%
Rate of compensation increase	2.40%	2.40%	2.40%	1.91%	1.89%	1.93%

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

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations. The weighted average discount rate for the U.S. Plans on this basis was 5.28% and 5.53% at December 31, 2025 and 2024, respectively. The decrease in the discount rate for the U.S. Plans resulted in an increase in the benefit obligation of approximately $7.0 at December 31, 2025. The weighted average discount rate for the Foreign Plans was 4.60% and 4.13% at December 31, 2025 and 2024, respectively. The increase in the discount rate for the Foreign Plans did not have a material effect on the benefit obligation at December 31, 2025. The Company calculates its service and interest costs by applying a split discount rate approach under which specific spot rates along the selected yield curve are applied to the relevant projected cash flows as the Company believes this method more precisely measures its obligations. The mortality assumptions used by the Company reflect commonly used mortality tables and improvement scales for each plan and increased life expectancies for plan participants.

The primary investment objective of the Plans is to ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. Over time, the Plans have aimed to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. For the U.S. Plans, this has resulted in assets exceeding benefit obligations. The target asset allocations for the U.S. Plans were 15% equities and 85% fixed income as of December 31, 2025 and 2024, and the Company expects to maintain these target asset allocations for the U.S. Plans for 2026. Short-term strategic ranges for investments will continue to be established within these new long-term target percentages. The Company regularly reviews the actual asset allocation and periodically rebalances investments to its targeted allocation when considered appropriate.

The Company invests in a diversified investment portfolio through various investment managers and evaluates its plan assets for the existence of concentration risks. As of December 31, 2025, there were no significant concentrations of risks in the Company’s defined benefit plan assets. The Company does not invest nor instruct investment managers to invest pension assets in Amphenol securities. The Plans may indirectly hold the Company’s securities as a result of external investment management in certain commingled funds. Such holdings would not be material relative to the Plans’ total assets. The Company’s Foreign Plans primarily invest in equity and debt securities and insurance contracts, as determined by each Plans’ Trustees or investment managers.

In developing the expected long-term rate of return assumption for the U.S. Plans, the Company relies primarily on projected long-term asset returns by asset class prepared annually by our investment consultants. For 2025, the expected long-term rate of return on the U.S. Plans’ assets was based on an asset allocation assumption of approximately 15% with equity managers (with an expected long-term rate of return of approximately 5.9%) and 85% with fixed income managers (with an expected long-term rate of return of approximately 5.4%).

The Company’s Plan assets, the vast majority of which relate to the U.S. Plans, are reported at fair value and classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The process requires judgment and may have an effect on the placement of the Plan assets within the fair value measurement hierarchy. The fair values of the Company’s pension Plans’ assets at December 31, 2025 and 2024 by asset category are as follows (refer to Note 5 for definitions of Level 1, 2 and 3 inputs):

					Assets Measured at
Asset Category	Total	Level 1	Level 2	Level 3	Net Asset Value (1)

December 31, 2025
Equity securities:
U.S. equities — large cap	$25.8	$—	$25.8	$—	$—
U.S. equities — small/mid cap and other	8.0	—	8.0	—	—
International equities — growth	11.2	11.2	—	—	—
International equities — other	41.9	—	41.9	—	—

Alternative investment funds	0.6	—	—	—	0.6

Fixed income securities:
U.S. fixed income securities — intermediate term	122.7	—	122.7	—	—
U.S. fixed income securities — long-term	180.2	—	180.2	—	—
International fixed income securities — other	43.2	—	43.2	—	—

Insurance contracts	18.3	—	—	18.3	—
Cash and cash equivalents	5.1	5.1	—	—	—

Total	$457.0	$16.3	$421.8	$18.3	$0.6

December 31, 2024
Equity securities:
U.S. equities — large cap	$26.8	$—	$26.8	$—	$—
U.S. equities — small/mid cap and other	7.2	—	7.2	—	—
International equities — growth	10.3	10.3	—	—	—
International equities — other	40.9	—	40.9	—	—

Alternative investment funds	1.1	—	—	—	1.1

Fixed income securities:
U.S. fixed income securities — intermediate term	131.1	—	131.1	—	—
U.S. fixed income securities — long-term	170.6	—	170.6	—	—
International fixed income securities — other	36.0	—	36.0	—	—

Insurance contracts	17.8	—	—	17.8	—
Cash and cash equivalents	2.7	2.7	—	—	—

Total	$444.5	$13.0	$412.6	$17.8	$1.1

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

The Level 3 pension plan assets as of December 31, 2025 and 2024 included in the table above primarily consist of contracts with insurance companies related to certain foreign plans. The insurance contracts generally include guarantees in accordance with the policy purchased. Our valuation of Level 3 assets is based on insurance company or third-party actuarial valuations, representing an estimation of the surrender or market values of the insurance contract between the Company and the insurance companies. The following table sets forth a summary of changes of the fair value of the Level 3 pension plan assets for the years ended December 31, 2025 and 2024:

	2025	2024
Balance on January 1	$17.8	$19.5
Unrealized (losses) gains, net	(0.5)	0.6
Purchases, sales and settlements, net	(1.2)	(1.1)
Foreign currency translation	2.2	(1.2)
Balance on December 31	$18.3	$17.8

The Company made cash contributions to the Plans of $4.8, $4.9, and $5.4 in 2025, 2024, and 2023, respectively. There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

Benefit payments related to the Plans above, including those amounts to be paid out of Company assets and reflecting future expected service as appropriate, are expected to be as follows:

	U.S.	Foreign
Year	Plans	Plans	Total
2026	$33.2	$8.2	$41.4
2027	28.0	8.6	36.6
2028	28.0	8.9	36.9
2029	27.8	9.2	37.0
2030	27.5	9.6	37.1
2031-2035	128.7	49.2	177.9

Certain foreign subsidiaries of the Company offer certain benefits under local statutory plans which are excluded from the tables above. The net liability for such plans was $37.8 and $30.0 as of December 31, 2025 and 2024, respectively, the majority of which is included within Accrued pension and postretirement benefit obligations in the accompanying Consolidated Balance Sheets.

Other Postretirement Benefit Plans

The Company maintains self-insurance programs for that portion of its health care and workers compensation costs not covered by insurance. The Company also provides certain health care and life insurance benefits to certain eligible retirees in the U.S. through postretirement benefit (“OPEB”) programs. The Company’s share of the cost of such plans for most participants is fixed, and any increase in the cost of such plans will be the responsibility of the retirees. The Company funds the benefit costs for such plans on a pay-as-you-go basis. As of December 31, 2025 and 2024, the total liability associated with postretirement benefit obligations was approximately $3.2 and $3.5, respectively, the majority of which is included in Accrued pension and postretirement benefit obligations on the accompanying Consolidated Balance Sheets. The weighted average discount rate used to determine the projected benefit obligation as of December 31, 2025 and 2024 was 5.42% and 5.58%, respectively. Net postretirement benefit expense on the accompanying Consolidated Statements of Income was not material for each of the years ended December 31, 2025, 2024 and 2023. Since the Company’s obligation for postretirement medical plans is fixed and since the benefit obligation and the net postretirement benefit expense are not material in relation to the Company’s financial condition or results of operations, the Company believes any change in medical costs from that estimated will not have a significant impact on the Company.

Defined Contribution Plans

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 7% of eligible compensation. The Company provided matching contributions to the U.S. defined contribution plans of approximately $35.9, $24.7 and $24.0 in 2025, 2024 and 2023, respectively.

Note 10—Leases

Operating Leases

For the years ended December 31, 2025, 2024 and 2023, total operating lease cost was $201.5, $156.2 and $127.1, respectively, which include an immaterial amount of variable lease cost, and is recorded in Cost of sales and Selling, general and administrative expenses, dependent on the nature of the leased asset. Other than variable lease cost, operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes (i) the future minimum undiscounted lease payments under non-cancelable operating leases for each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases and (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized, all as of December 31, 2025:

Year Ending December 31,
2026	$161.4
2027	128.5
2028	98.9
2029	72.6
2030	49.2
Thereafter	138.7
Total future minimum lease payments	$649.3
Less imputed interest	(83.6)
Total present value of future minimum lease payments	$565.7

The following summarizes the operating lease-related account balances on our Consolidated Balance Sheets, as of December 31, 2025 and 2024:

	2025	2024
Operating lease right-of-use assets (included in Other long-term assets)	$559.0	$384.4

Other accrued expenses	$141.1	$108.5
Other long-term liabilities	424.6	285.6
Total operating lease liabilities	$565.7	$394.1

The following summarizes additional supplemental data related to our operating leases:

Year Ended December 31:	2025	2024	2023
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$177.0	$141.0	$114.3

Right-of-use assets obtained in exchange for lease liabilities	$321.6	$227.6	$115.2

As of December 31:
Weighted Average Remaining Lease Term	6 years	6 years	5 years
Weighted Average Discount Rate	4.5%	4.3%	3.6%

Lease contracts that we have executed but which have not yet commenced as of December 31, 2025 were not material, and are excluded from the tables above. The Company does not generally enter into leases involving the construction or design of the underlying asset, and nearly all of the assets we lease are not specialized in nature. Our lease agreements generally do not include residual value guarantees nor do we enter into sublease arrangements with external parties.

Finance Leases

In rare circumstances, the Company may enter into finance leases for specific equipment used in manufacturing, in which the Company takes ownership of the asset upon the end of the lease. The Company records its finance leases within Property, plant and equipment, net, Current portion of long-term debt and Long-term debt on the accompanying Consolidated Balance Sheets. The Company’s finance leases and related depreciation and interest expense, cash flows and impact on the Company’s consolidated financial statements were not material individually or in the aggregate as of and for the years ended December 31, 2025, 2024 and 2023.

Note 11—Acquisitions

2025 Acquisitions

During the year ended December 31, 2025, the Company completed five acquisitions (the “2025 Acquisitions”), including the acquisitions of Andrew and Trexon, for approximately $3,818.6, net of cash acquired. The Andrew acquisition has been included in the Communications Solutions segment, three acquisitions including Trexon have been included in the Harsh Environment Solutions segment, and one acquisition has been included in the Interconnect and Sensor Systems segment. The 2025 Acquisitions were each funded using cash on hand, proceeds from the October Senior Notes, borrowings under the U.S. Commercial Paper Program, or a combination thereof. The Company is in the process of analyzing and completing the allocation of the fair value of the assets acquired and liabilities assumed for each of the 2025 Acquisitions. Since the current purchase price allocations for such acquisitions are based on preliminary assessments made by management as of December 31, 2025, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from the Company’s preliminary assessments. The operating results of the 2025 Acquisitions were included in the Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, have not been presented, since the 2025 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition of Andrew

On January 31, 2025, pursuant to a purchase agreement dated July 18, 2024, the Company completed the acquisition of Andrew for an aggregate purchase price of $2,022.7, net of cash acquired and subject to customary post-closing adjustments. The Andrew business provides communications network solutions, including distributed antenna systems. Andrew’s wide range of products add advanced antenna and associated interconnect products, technologies and capabilities, which management believes are highly complementary to Amphenol’s existing product portfolio for next-generation wireless networks. Andrew has been included in the Communications Solutions segment.

As of December 31, 2025, the Andrew acquisition resulted in the recognition of $874.0 of goodwill and $800.0 of definite-lived intangible assets, comprised of customer relationships, proprietary technology and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships and proprietary technology having useful lives ranging from 12 to 15 years and the acquired backlog having a useful life of approximately 0.25 years. The excess purchase price over the fair value of the underlying net assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets that do not qualify for separate recognition. The Company expects that $672.8 of the goodwill recognized from the Andrew acquisition will be deductible for tax purposes.

Acquisition of Trexon

On November 6, 2025, pursuant to a definitive agreement, dated August 18, 2025, the Company completed the acquisition of Trexon, for an aggregate purchase price of $1,050.3, net of cash acquired and subject to customary post-closing adjustments. Trexon expands the Company’s high-reliability interconnect and cable assembly capabilities, primarily for the defense market. Trexon has been included in the Harsh Environment Solutions segment.

As of December 31, 2025, the Trexon acquisition resulted in the recognition of $708.2 of goodwill and $318.0 of definite-lived intangible assets, comprised of customer relationships and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships having useful lives of 18 years and the acquired backlog having a useful life of approximately 0.5 years. The excess purchase price over the fair value of the underlying net assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets that do not qualify for separate recognition. The Company expects that none of the goodwill recognized from the Trexon acquisition will be deductible for tax purposes.

2024 Acquisitions

During the year ended December 31, 2024, the Company completed two acquisitions (the “2024 Acquisitions”), including the acquisition of Carlisle Interconnect Technologies (“CIT”) for $2,156.4, net of cash acquired. Both acquisitions have been included in the Harsh Environment Solutions segment. The 2024 Acquisitions were each funded using cash on hand, proceeds from the April Senior Notes or borrowings under the U.S. Commercial Paper Program, or a combination thereof.

As of December 31, 2025, the 2024 Acquisitions resulted in the recognition of $1,195.1 of goodwill and $576.0 of definite-lived intangible assets, comprised of customer relationships and acquired backlog, with the remainder of the purchase price being allocated to the other identifiable assets acquired and liabilities assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships having useful lives ranging from 8 to 15 years and the acquired backlog having a useful life of approximately 0.4 years. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that $61.2 of the goodwill recognized from the 2024 Acquisitions will be deductible for tax purposes.

In 2025, the Company completed the acquisition accounting, including the analyses of fair value of assets acquired and liabilities assumed for both of the 2024 Acquisitions, and the final assessments of values did not differ materially from their previous preliminary assessments. The operating results of the 2024 Acquisitions were included in the Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, were not presented, since the 2024 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition of CIT

On May 21, 2024, the Company completed the acquisition of CIT for $1,995.3, net of cash acquired and subject to customary post-closing adjustments. The Company funded the CIT acquisition through a combination of net proceeds from the April Senior Notes, as discussed in Note 4 herein, together with borrowings under the U.S. Commercial Paper Program and cash on hand. CIT, headquartered in St. Augustine, FL, is a leading global supplier of harsh environment interconnect solutions, primarily to the commercial aerospace, defense and industrial end markets. CIT’s wide range of products include wire and cable, cable assemblies, contacts, connectors and sensors, which management believes are highly complementary to Amphenol’s existing interconnect and sensor solutions.

As of December 31, 2025, the CIT acquisition resulted in the recognition of $1,119.7 of goodwill and $543.0 of definite-lived intangible assets, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities assumed. Of the acquired definite-lived intangible assets, approximately $488.0 and $55.0 were assigned to customer relationships and acquired backlog, respectively. The acquired customer relationships and acquired backlog have a weighted average useful life of approximately 15 years and 0.4 years, respectively. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that none of the goodwill recognized from the CIT acquisition will be deductible for tax purposes.

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

Acquisition-related Expenses

In 2025 the Company incurred $181.2 ($148.8 after-tax) of acquisition-related expenses, comprised primarily of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the Andrew and Trexon acquisitions and external transaction costs related to acquisitions (such acquisition-related expenses aggregating $103.4 are presented separately in the Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $77.8 associated with the Andrew acquisition (such costs are recorded in Cost of Sales in the Consolidated Statements of Income). In 2024, the Company incurred $145.6 ($119.3 after-tax) of acquisition-related expenses, comprised primarily of (i) external transaction costs associated with acquisitions and the non-cash amortization of $55.0 related to the value associated with acquired backlog resulting from the CIT acquisition (such acquisition-related expenses aggregating $127.4 are presented separately in the accompanying Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $18.2 associated with the CIT acquisition (such costs are recorded in Cost of sales in the accompanying Consolidated Statements of Income). In 2023, the Company incurred $34.6 ($30.2 after-tax) of acquisition-related expenses, comprised primarily of external transaction costs associated with the 2023 Acquisitions, as well as the non-cash amortization of $12.4 related to the value associated with acquired backlog resulting from three of the 2023 Acquisitions. Such acquisition-related expenses incurred in 2023 were presented separately in the accompanying Consolidated Statements of Income.

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

		Harsh	Interconnect
	Communications	Environment	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2023	$2,977.5	$2,009.3	$2,105.6	$7,092.4
Acquisition-related	(4.5)	1,192.3	58.9	1,246.7
Foreign currency translation	(21.5)	(21.6)	(59.8)	(102.9)
Goodwill at December 31, 2024	2,951.5	$3,180.0	2,104.7	8,236.2
Acquisition-related	872.4	1,052.6	236.6	2,161.6
Foreign currency translation	34.7	37.6	105.3	177.6
Goodwill at December 31, 2025	$3,858.6	$4,270.2	$2,446.6	$10,575.4

The increase in goodwill during 2025 was primarily driven by goodwill recognized from the 2025 Acquisitions, in particular, the Andrew and Trexon acquisitions, and foreign currency translation. The increase in goodwill during 2024 was primarily driven by goodwill recognized from the 2024 Acquisitions, in particular, the CIT acquisition, partially offset by foreign currency translation.

Other than goodwill noted above, the Company’s intangible assets as of December 31, 2025 and 2024 were as follows:

	December 31, 2025				December 31, 2024
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	12	$1,841.2	$635.1	$1,206.1	$1,296.4	$519.8	$776.6
Proprietary technology	13	963.9	230.2	733.7	350.3	170.9	179.4
Backlog and other	1	216.4	183.9	32.5	154.1	154.1	—
Total intangible assets (definite-lived)	12	3,021.5	1,049.2	1,972.3	1,800.8	844.8	956.0

Trade names (indefinite-lived)		269.1		269.1	269.1		269.1
Total		$3,290.6	$1,049.2	$2,241.4	$2,069.9	$844.8	$1,225.1

The increase in the gross carrying amount of intangible assets in 2025 was primarily driven by certain customer relationships, proprietary technology and acquired backlog recognized as a result of the acquisition accounting associated with the 2025 Acquisitions, in particular, the Andrew and Trexon acquisitions. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was approximately $192.0, $154.7 and $86.0, respectively, which included the amortization of acquired backlog of $28.2, $55.0 and $12.4, respectively, resulting from acquisitions in each respective year. The amortization of acquired backlog in 2025 primarily resulted from the Andrew and Trexon acquisitions. The amortization of acquired backlog in 2024 resulted from the CIT acquisition. As of December 31, 2025, amortization expense relating to the Company’s current intangible assets estimated for each of the next five fiscal years is approximately $207.0 in 2026, $176.7 in 2027, $169.5 in 2028, $158.6 in 2029, and $155.9 in 2030.

Note 13—Reportable Business Segments and International Operations

The Company aligns its businesses into three reportable business segments: (i) Communications Solutions, (ii) Harsh Environment Solutions and (iii) Interconnect and Sensor Systems. This segment structure reflects (i) the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, and (ii) how the Company operates its businesses, assesses performance, and communicates results and strategy, among other items, to the Board and its stockholders. The Company has three segment managers to lead their respective reportable business segments, each reporting directly to the Chief Executive Officer. The Company organizes its reportable business segments based on the manner in which management evaluates the performance of the Company, combined with the nature of the individual business activities and the product-based solutions offered.

The Company aligns its businesses into the following three reportable business segments:

●Communications Solutions – the Communications Solutions segment designs, manufactures and markets a broad range of connector and interconnect systems, including high speed, radio frequency, power, fiber optic and other interconnect products; coaxial, fiber optic and high-speed cable; antennas; and other products for use in the information technology and data communications, mobile devices, industrial, communications networks, automotive, commercial aerospace and defense end markets.

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

The following tables (i) summarize, by segment, total sales, intersegment sales and external net sales and (ii) reconcile each segment’s external net sales to their respective segment operating income, including segment operating expenses, for each of the years ended December 31, 2025, 2024 and 2023:

	Communications Solutions	Harsh Environment Solutions	Interconnect and Sensor Systems	Total
2025
Total sales	$12,160.6	$6,001.9	$5,216.1	$23,378.6
Less: Intersegment sales	104.6	120.2	59.1	283.9
External net sales	12,056.0	5,881.7	5,157.0	23,094.7

Less: Segment operating expenses (1)	8,309.4	4,340.3	4,151.9	16,801.6
Segment operating income	$3,746.6	$1,541.4	$1,005.1	$6,293.1

2024
Total sales	$6,375.6	$4,508.6	$4,510.6	$15,394.8
Less: Intersegment sales	51.8	91.2	29.1	172.1
External net sales	6,323.8	4,417.4	4,481.5	15,222.7

Less: Segment operating expenses (1)	4,754.2	3,324.2	3,655.6	11,734.0
Segment operating income	$1,569.6	$1,093.2	$825.9	$3,488.7

2023
Total sales	$4,963.0	$3,621.6	$4,129.3	$12,713.9
Less: Intersegment sales	50.2	90.8	18.2	159.2
External net sales	4,912.8	3,530.8	4,111.1	12,554.7

Less: Segment operating expenses (1)	3,849.3	2,586.9	3,357.4	9,793.6
Segment operating income	$1,063.5	$943.9	$753.7	$2,761.1

(1) The aggregated amount is comprised of cost of sales, selling, general and administrative expenses, and other segment related expenses.

Segment operating income and the reconciliation of segment operating income to consolidated income before income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Total segment operating income	$6,293.1	$3,488.7	$2,761.1

Corporate / Other:
Stock-based compensation expense	(135.4)	(109.5)	(99.0)
Amortization of acquisition-related inventory step-up costs	(77.8)	(18.2)	—
Acquisition-related expenses	(103.4)	(127.4)	(34.6)
Other operating expenses	(107.9)	(76.7)	(67.9)
Operating income	5,868.6	3,156.9	2,559.6

Interest expense	(367.8)	(217.0)	(139.5)
Gain on bargain purchase acquisition	—	—	5.4
Other income (expense), net	99.9	72.0	29.3

Income before income taxes	$5,600.7	$3,011.9	$2,454.8

Depreciation and amortization expense by segment for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Communications Solutions	$486.9	$226.5	$177.0
Harsh Environment Solutions	166.5	126.7	91.0
Interconnect and Sensor Systems	150.0	136.6	131.1
Corporate / Other (1)	119.0	82.7	7.3
Total	$922.4	$572.5	$406.4

(1) Amortization of acquired backlog associated with acquisitions for the years ended December 31, 2025 and 2024 is reported under “Corporate / Other”.

For the year ended December 31, 2025, depreciation and amortization expense in Corporate / Other includes (i) $28.2 related to the amortization of acquired backlog resulting from the 2025 Acquisitions, which is primarily included in Acquisition-related expenses in the Consolidated Statements of Income, and (ii) $77.8 of amortization of acquisition-related inventory step-up costs associated with the Andrew acquisition, which is included in Cost of sales in the Consolidated Statements of Income, as discussed in Note 11 herein. For the year ended December 31, 2024, depreciation and amortization expense in Corporate / Other includes (i) $55.0 related to the amortization of acquired backlog resulting from the CIT acquisition, which is included in Acquisition-related expenses in the Consolidated Statements of Income, and (ii) $18.2 of amortization of acquisition-related inventory step-up costs associated with the CIT acquisition, which is included in Cost of sales in the Consolidated Statements of Income, as discussed in Note 11 herein. These expenses are reported in Corporate / Other, since they are not components in the determination of segment operating income.

Net sales by geographic area for the years ended December 31, 2025, 2024 and 2023 and long-lived assets by geographic area as of December 31 were as follows:

	2025	2024	2023
Net sales
United States	$7,987.7	$5,272.3	$4,405.4
China	3,673.1	3,399.9	2,884.0
Other foreign locations	11,433.9	6,550.5	5,265.3
Total	$23,094.7	$15,222.7	$12,554.7

Long-lived assets(1)
United States	$598.8	$576.4	$442.6
China	1,050.4	617.9	455.5
Other foreign locations	1,215.4	901.9	718.1
Total	$2,864.6	$2,096.2	$1,616.2

(1) Long-lived assets included in this table are comprised of property, plant and equipment, net, and operating lease right-of-use assets for all years presented.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the years ended December 31, 2025, 2024 and 2023:

Net sales by sales channel:	2025	2024	2023
End customers and contract manufacturers:
Communications Solutions	$9,545.8	$4,960.9	$3,933.2
Harsh Environment Solutions	4,285.9	3,172.6	2,581.6
Interconnect and Sensor Systems	4,965.8	4,311.0	3,947.4
	18,797.5	12,444.5	10,462.2

Distributors and resellers:
Communications Solutions	2,510.2	1,362.9	979.6
Harsh Environment Solutions	1,595.8	1,244.8	949.2
Interconnect and Sensor Systems	191.2	170.5	163.7
	4,297.2	2,778.2	2,092.5

Total Net sales	$23,094.7	$15,222.7	$12,554.7

Net sales by geography:	2025	2024	2023
United States:
Communications Solutions	$3,215.6	$1,582.3	$1,395.8
Harsh Environment Solutions	3,211.0	2,384.7	1,790.5
Interconnect and Sensor Systems	1,561.1	1,305.3	1,219.1
	7,987.7	5,272.3	4,405.4

China:
Communications Solutions	2,205.2	2,011.6	1,669.4
Harsh Environment Solutions	508.5	402.3	351.2
Interconnect and Sensor Systems	959.4	986.0	863.4
	3,673.1	3,399.9	2,884.0

Other foreign locations:
Communications Solutions	6,635.2	2,729.9	1,847.6
Harsh Environment Solutions	2,162.2	1,630.4	1,389.1
Interconnect and Sensor Systems	2,636.5	2,190.2	2,028.6
	11,433.9	6,550.5	5,265.3

Total Net sales	$23,094.7	$15,222.7	$12,554.7

Net sales by geographic area are based on the customer location to which the product is shipped. No single customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2025, 2024 and 2023. As the Company is not organized by product or group of products, it is impracticable to disclose net sales by product or group of products. For further discussion related to the Company’s policies surrounding revenue recognition, refer to Note 1 herein.

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

The Company also has purchase obligations related to commitments to purchase certain goods and services. At December 31, 2025, the Company had purchase commitments of $2,006.9 in 2026, $72.1 in 2027 and 2028, combined, and $4.2 beyond 2028.

Note 15—Subsequent Events

Acquisition of CommScope

On January 9, 2026, pursuant to a purchase agreement with Vistance announced on August 4, 2025, the Company completed the acquisition of CommScope for an aggregate purchase price of approximately $10,500.0 in cash, subject to customary post-closing adjustments. The Company funded the CommScope acquisition through a combination of net proceeds from the Delayed Draw Term Loans, the November Senior Notes and cash on hand, as discussed in Note 4 herein. The CommScope business adds significant fiber optic interconnect capabilities for the IT datacom and communications networks markets as well as a diverse range of industrial interconnect products for the building infrastructure connectivity market. CommScope will be included in the Communications Solutions segment. The Company has commenced the analysis of the purchase price allocation of the fair value of assets acquired and liabilities assumed as part of the acquisition accounting associated with the acquisition. Preliminary data and valuations related to the acquisition are incomplete. As a result, the Company is unable to disclose preliminary values related to such information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. These disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management is responsible for establishing and maintaining adequate internal control over financial reporting of Amphenol Corporation and its subsidiaries (the “Company”), as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2025 in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that Deloitte & Touche LLP plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, which is included in Item 8 of this Annual Report.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The Company intends to file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act within 120 days following the end of the fiscal year ended December 31, 2025, and certain information included therein is incorporated herein by reference.

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

358 Hall Avenue

P.O. Box 5030

Wallingford, CT 06492

Attention: Investor Relations

The Company has adopted an Insider Trading Compliance Policy that governs the purchase, sale and other dispositions of its securities by directors, officers and employees of the Company that it believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Compliance Policy is included as Exhibit 19.1 to this Annual Report.

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

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2025:

Equity Compensation Plan Information
	Number of	Weighted	Number of securities remaining
	securities to be issued	average exercise	available for future issuance
	upon exercise of	price of outstanding	under equity compensation
	outstanding options,	options, warrants	plans (excluding shares
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	88,821,121	$36.62	47,388,446
Equity compensation plans not approved by security holders	—	—	—
Total	88,821,121	$36.62	47,388,446

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

4.5	Officer’s Certificate, dated January 9, 2019, establishing the 4.350% Senior Notes due 2029 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on January 10, 2019).*
4.6	Officer’s Certificate, dated September 10, 2019, establishing the 2.800% Senior Notes due 2030 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 10, 2019).*
4.7	Officer’s Certificate, dated September 14, 2021, establishing the 2.200% Senior Notes due 2031 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on September 14, 2021).*
4.8	Officer’s Certificate, dated March 30, 2023, establishing the 4.750% Senior Notes due 2026 pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on March 30, 2023).*
4.9

Officer’s Certificate, dated April 5, 2024, establishing the 5.050% Senior Notes due 2027, 5.050% Senior Notes due 2029, and 5.250% Senior Notes due 2034, pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on April 5, 2024).*

4.10

Officer’s Certificate, dated October 31, 2024, establishing the 5.000% Senior Notes due 2035 and 5.375% Senior Notes due 2054, pursuant to the Indenture (filed as Exhibit 4.3 to the Form 8-K filed on October 31, 2024).*

4.11	Officers’ Certificate, dated June 12, 2025, establishing the 4.375% Senior Notes due 2028, pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on June 12, 2025).*
4.12	Officers’ Certificate, dated June 16, 2025, establishing the 3.125% Senior Notes due 2032, pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on June 16, 2025).*
4.13

Officers’ Certificate, dated November 10, 2025, establishing the Floating Rate Senior Notes due 2027, 3.800% Senior Notes due 2027, 3.900% Senior Notes due 2028, 4.125% Senior Notes due 2030, 4.400% Senior Notes due 2033, 4.625% Senior Notes due 2036 and 5.300% Senior Notes due 2055, pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on November 10, 2025).*

4.14	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.**
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

10.20	Thirteenth Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated December 22, 2025.†**
10.21	Fourteenth Amendment to Pension Plan for Employees of Amphenol Corporation, as amended and restated effective January 1, 2016, dated December 22, 2025.†**
10.22	Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan (filed as Exhibit 10.24 to the December 31, 2008 Form 10-K).†*
10.23	First Amendment to the Amended and Restated Amphenol Corporation Supplemental Employee Retirement Plan, dated October 29, 2018 (filed as Exhibit 10.14 to the December 31, 2018 Form 10-K).†*
10.24

The 2024 Restricted Stock Plan for Directors of Amphenol Corporation (filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A for its 2024 Annual Meeting of Stockholders, filed on April 8, 2024).†*

10.25

2024 Restricted Stock Plan for Directors of Amphenol Corporation Restricted Share Award Agreement (filed as Exhibit A of Annex A to the Company’s Definitive Proxy Statement on Schedule 14A for its 2024 Annual Meeting of Stockholders, filed on April 8, 2024).†*

10.26	2026 Amphenol Corporation Management Incentive Plan.†**
10.27

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

10.29	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2023, dated December 19, 2022 (filed as Exhibit 10.25 to the December 31, 2022 Form 10-K).†*
10.30	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2024, dated November 30, 2023 (filed as Exhibit 10.28 to the December 31, 2023 Form 10-K).†*
10.31	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2025, dated November 21, 2024 (filed as Exhibit 10.29 to the December 31, 2024 Form 10-K).†*
10.32	Amendment to The Amphenol Corporation Employee Savings/401(K) Plan Adoption Agreement, effective January 1, 2026, dated December 23, 2025.†**
10.33	Amended and Restated Amphenol Corporation Supplemental Defined Contribution Plan (filed as Exhibit 10.30 to the September 30, 2011 Form 10-Q).†*
10.34	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2012 (filed as Exhibit 10.34 to the December 31, 2011 Form 10-K).†*

10.35	Amphenol Corporation Supplemental Defined Contribution Plan as amended effective January 1, 2019 (filed as Exhibit 10.28 to the December 31, 2018 Form 10-K).†*
10.36

Commercial Paper Program form of Dealer Agreement dated as of August 29, 2014 between the Company, Citibank Global Markets and JP Morgan Securities LLC (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2014).*

10.37

Commercial Paper Program Dealer Agreement dated as of July 10, 2018 between Amphenol Technologies Holding GmbH (as issuer), Amphenol Corporation (as guarantor), Barclays Bank PLC (as Arranger), and Barclays Bank PLC and Commerzbank Aktiengesellschaft (as Original Dealers) (filed as Exhibit 10.1 to the Form 8-K filed on July 11, 2018).*

10.38

Three-Year Term Loan Credit Agreement dated August 22, 2025, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (filed as Exhibit 10.1 to the Form 8-K filed on August 25, 2025).*˄

10.39

364-Day Term Loan Credit Agreement dated August 22, 2025, among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (filed as Exhibit 10.2 to the Form 8-K filed on August 25, 2025).*˄

10.40	Form of Indemnification Agreement for Directors and Executive Officers (filed as Exhibit 10.27 to the December 31, 2016 Form 10-K).†*
19.1	Amphenol Corporation Insider Trading Compliance Policy (filed as Exhibit 19.1 to the December 31, 2024 Form 10-K).*
21.1	Subsidiaries of the Company.**
23.1	Consent of Deloitte & Touche LLP.**
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
97.1	Amphenol Corporation Policy for Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the December 31, 2023 Form 10-K).*
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).**

†       Management contract or compensatory plan or arrangement.

*       Incorporated herein by reference as stated.

˄ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K

**     Filed herewith.

***   Furnished herewith.

Item 16. Form 10-K Summary

Not applicable.

SCHEDULE II

AMPHENOL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2025, 2024 and 2023

(Dollars in millions)

	Balance at	Charged to		Balance at
	beginning	cost and	Additions	end of
	of period	expenses	(Deductions)	period
Allowance for doubtful accounts:
Year ended December 31, 2025	$66.5	$35.4	$(2.6)	$99.3
Year ended December 31, 2024	68.4	2.6	(4.5)	66.5
Year ended December 31, 2023	63.9	13.4	(8.9)	68.4

Valuation allowance on deferred tax assets:
Year ended December 31, 2025	$73.6	$2.6	$11.4	$87.6
Year ended December 31, 2024	46.6	10.8	16.2	73.6
Year ended December 31, 2023	42.2	3.4	1.0	46.6

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Wallingford, State of Connecticut on the 11th day of February, 2026.

AMPHENOL CORPORATION

/s/ R. Adam Norwitt
R. Adam Norwitt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Adam Norwitt	President, Chief Executive Officer and Director	February 11, 2026
R. Adam Norwitt	(Principal Executive Officer)

/s/ Craig A. Lampo	Executive Vice President and Chief Financial Officer	February 11, 2026
Craig A. Lampo	(Principal Financial Officer)

/s/ Michael R. Ivas	Senior Vice President and Corporate Controller	February 11, 2026
Michael R. Ivas	(Principal Accounting Officer)

/s/ Martin H. Loeffler	Chairman of the Board of Directors	February 11, 2026
Martin H. Loeffler

/s/ David P. Falck	Presiding Director	February 11, 2026
David P. Falck

/s/ Nancy A. Altobello	Director	February 11, 2026
Nancy A. Altobello

/s/ Rita S. Lane	Director	February 11, 2026
Rita S. Lane

/s/ Robert A. Livingston	Director	February 11, 2026
Robert A. Livingston

/s/ Prahlad Singh	Director	February 11, 2026
Prahlad Singh

/s/ Anne Clarke Wolff	Director	February 11, 2026
Anne Clarke Wolff