Form 10-Q
period 2026-06-30
AMPHENOL CORP /DE/
filed 2026-07-31
CIK 820313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 OR

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

203-265-8900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	APH	New York Stock Exchange
3.375% Senior Notes due 2029	APH29B	New York Stock Exchange
3.125% Senior Notes due 2032	APH32	New York Stock Exchange
3.875% Senior Notes due 2034	APH34A	New York Stock Exchange

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

As of July 28, 2026, the total number of shares outstanding of the Registrant’s Class A Common Stock was 1,232,983,457.

Amphenol Corporation

Index to Quarterly Report

on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in millions)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$4,729.4	$11,130.6
Short-term investments	689.7	303.6
Total cash, cash equivalents and short-term investments	5,419.1	11,434.2
Accounts receivable, less allowance for doubtful accounts of $98.1 and $99.3, respectively	6,790.1	4,717.1
Inventories	4,551.6	3,424.9
Prepaid expenses and other current assets	1,056.0	691.0
Total current assets	17,816.8	20,267.2

Property, plant and equipment, less accumulated depreciation of $3,473.3 and $3,096.0, respectively	2,932.2	2,305.6
Goodwill	17,554.7	10,575.4
Other intangible assets, net	5,288.9	2,241.4
Other long-term assets	1,214.0	847.3
Total Assets	$44,806.6	$36,236.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Accounts payable	$4,009.1	$2,661.9
Accrued salaries, wages and employee benefits	874.8	767.7
Accrued income taxes	351.0	482.9
Accrued dividends	308.0	306.7
Other accrued expenses	2,260.8	1,646.4
Current portion of long-term debt	1,634.3	937.2
Total current liabilities	9,438.0	6,802.8

Long-term debt, less current portion	17,177.0	14,564.8
Accrued pension and postretirement benefit obligations	158.9	138.2
Deferred income taxes	1,381.1	432.9
Other long-term liabilities	1,029.5	788.5
Total Liabilities	29,184.5	22,727.2

Redeemable noncontrolling interests	9.0	9.3

Equity:
Common stock	1.2	1.2
Additional paid-in capital	4,505.7	4,232.9
Retained earnings	11,644.9	9,854.3
Treasury stock, at cost	(256.0)	(195.8)
Accumulated other comprehensive loss	(404.2)	(479.5)
Total stockholders’ equity attributable to Amphenol Corporation	15,491.6	13,413.1

Noncontrolling interests	121.5	87.3
Total Equity	15,613.1	13,500.4
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$44,806.6	$36,236.9

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$8,758.1	$5,650.3	$16,378.2	$10,461.3
Cost of sales	5,210.1	3,597.0	10,030.0	6,764.0
Gross profit	3,548.0	2,053.3	6,348.2	3,697.3
Acquisition-related expenses	23.5	12.0	140.4	56.0
Selling, general and administrative expenses	939.9	622.5	1,791.4	1,197.7
Operating income	2,584.6	1,418.8	4,416.4	2,443.6

Interest expense	(213.7)	(80.9)	(421.6)	(157.4)
Other income (expense), net	17.5	10.2	39.2	24.7
Income before income taxes	2,388.4	1,348.1	4,034.0	2,310.9
Provision for income taxes	(604.3)	(247.3)	(1,306.5)	(465.9)
Net income	1,784.1	1,100.8	2,727.5	1,845.0
Less: Net income attributable to noncontrolling interests	(14.9)	(9.5)	(25.3)	(15.9)
Net income attributable to Amphenol Corporation	$1,769.2	$1,091.3	$2,702.2	$1,829.1

Net income attributable to Amphenol Corporation per common share — Basic	$1.44	$0.90	$2.20	$1.51

Weighted average common shares outstanding — Basic	1,230.4	1,215.3	1,229.7	1,212.5

Net income attributable to Amphenol Corporation per common share — Diluted	$1.37	$0.86	$2.10	$1.44

Weighted average common shares outstanding — Diluted	1,289.2	1,272.2	1,289.4	1,269.2

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$1,784.1	$1,100.8	$2,727.5	$1,845.0

Total other comprehensive income, net of tax:
Foreign currency translation adjustments	88.7	175.0	72.7	247.1
Reclassification of net unrealized loss on hedging activities to interest expense, net of tax of ($0.3) and ($0.6), respectively	1.1	—	2.1	—
Pension and postretirement benefit plan adjustment, net of tax of ($0.4) and ($0.8) for 2026, and ($0.3) and ($0.6) for 2025, respectively	1.4	0.8	2.8	1.6
Total other comprehensive income, net of tax	91.2	175.8	77.6	248.7

Total comprehensive income	1,875.3	1,276.6	2,805.1	2,093.7

Less: Comprehensive income attributable to noncontrolling interests	(16.4)	(11.1)	(27.6)	(18.2)

Comprehensive income attributable to Amphenol Corporation	$1,858.9	$1,265.5	$2,777.5	$2,075.5

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(dollars in millions)

	Six Months Ended
	June 30,
	2026	2025
Cash from operating activities:
Net income	$2,727.5	$1,845.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	827.2	445.7
Stock-based compensation expense	79.6	57.9
Deferred income tax provision (benefit)	279.9	(35.4)
Net change in components of working capital	(1,176.4)	(374.3)
Net change in other long-term assets and liabilities	(59.1)	242.8
Net cash provided by operating activities	2,678.7	2,181.7

Cash from investing activities:
Capital expenditures	(647.1)	(485.7)
Proceeds from disposals of property, plant and equipment	5.1	5.7
Purchases of investments	(701.0)	(12.6)
Sales and maturities of investments	325.4	11.6
Acquisitions, net of cash acquired	(10,684.0)	(2,483.2)
Other, net	(2.0)	—
Net cash used in investing activities	(11,703.6)	(2,964.2)

Cash from financing activities:
Proceeds from issuance of senior notes and other long-term debt	4,927.2	1,430.0
Repayments of senior notes and other long-term debt	(1,535.7)	(400.9)
Borrowings (repayments) under commercial paper programs, net	—	—
Payment of costs related to debt financing	(11.7)	(9.1)
Purchase of treasury stock	(386.0)	(341.0)
Proceeds from exercise of stock options	200.6	333.8
Distributions to and purchases of noncontrolling interests	(0.6)	(1.9)
Dividend payments	(614.0)	(399.1)
Other, net	5.4	0.5
Net cash provided by financing activities	2,585.2	612.3

Effect of exchange rate changes on cash and cash equivalents	38.5	60.2

Net decrease in cash and cash equivalents	(6,401.2)	(110.0)
Cash and cash equivalents balance, beginning of period	11,130.6	3,317.0
Cash and cash equivalents balance, end of period	$4,729.4	$3,207.0

Cash paid for:
Interest	$375.8	$139.3
Income taxes, net	1,158.3	502.4

See accompanying notes to condensed consolidated financial statements.

AMPHENOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts included in the following Notes to Condensed Consolidated Financial Statements

are presented in millions, except share and per share data, unless otherwise noted)

Note 1—Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, the related Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, and the related Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2026 and 2025 include the accounts of Amphenol Corporation and its subsidiaries (“Amphenol,” the “Company,” “we,” “our” or “us”). All material intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments considered necessary for a fair presentation of the results, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”).

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

Note 3—Inventories

Inventories consist of:

	June 30,	December 31,
	2026	2025
Raw materials and supplies	$1,842.7	$1,413.0
Work in process	1,366.5	960.3
Finished goods	1,342.4	1,051.6
	$4,551.6	$3,424.9

Note 4—Debt

The Company’s debt (net of any unamortized discount) consists of the following:

	June 30, 2026		December 31, 2025
	Carrying	Approximate	Carrying	Approximate
	Amount	Fair Value	Amount	Fair Value
Revolving Credit Facility
Revolving Credit Facility	$—	$—	$—	$—

Commercial Paper Programs
U.S. Commercial Paper Program	—	—	—	—
Euro Commercial Paper Program	—	—	—	—

Delayed Draw Term Loans
364-Day Delayed Draw Term Loan	934.1	934.1	—	—
Three-Year Delayed Draw Term Loan	1,534.1	1,534.1	—	—

U.S. Senior Notes
4.750% Senior Notes due March 2026	—	—	349.9	350.8
5.050% Senior Notes due April 2027	700.7	703.1	701.2	709.8
Floating Rate Senior Notes due November 2027	500.0	500.9	500.0	501.0
3.800% Senior Notes due November 2027	749.7	744.3	749.5	749.5
4.375% Senior Notes due June 2028	749.6	749.3	749.5	757.5
3.900% Senior Notes due November 2028	749.4	740.6	749.2	747.7
5.050% Senior Notes due April 2029	449.8	456.6	449.7	463.0
4.350% Senior Notes due June 2029	499.9	498.9	499.8	502.4
2.800% Senior Notes due February 2030	899.8	844.8	899.7	853.9
4.125% Senior Notes due November 2030	999.1	978.3	999.0	993.8
2.200% Senior Notes due September 2031	748.6	664.1	748.4	669.4
4.400% Senior Notes due February 2033	1,248.6	1,212.4	1,248.5	1,236.4
5.250% Senior Notes due April 2034	599.5	608.7	599.5	623.0
5.000% Senior Notes due January 2035	746.9	745.6	746.7	762.9
4.625% Senior Notes due February 2036	1,598.4	1,540.8	1,598.3	1,569.1
5.375% Senior Notes due November 2054	492.6	483.0	492.5	485.8
5.300% Senior Notes due November 2055	1,647.3	1,559.6	1,647.3	1,575.4

Euro Senior Notes
0.750% Euro Senior Notes due May 2026	—	—	586.5	584.2
2.000% Euro Senior Notes due October 2028	569.5	559.7	585.8	578.2
3.375% Euro Senior Notes due May 2029	684.1	689.0	—	—
3.625% Euro Senior Notes due March 2031	569.3	577.6	—	—
3.125% Euro Senior Notes due June 2032	679.8	674.8	699.1	697.2
3.875% Euro Senior Notes due May 2034	570.0	582.7	—	—

Other debt	8.2	8.2	1.8	1.8
Less: unamortized deferred debt issuance costs	(117.7)	—	(99.9)	—
Total debt	18,811.3	18,591.2	15,502.0	15,412.8
Less: current portion	1,634.3	1,636.7	937.2	935.8
Total long-term debt	$17,177.0	$16,954.5	$14,564.8	$14,477.0

Revolving Credit Facility

The Company has an amended and restated $3,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Company may utilize the Revolving Credit Facility for general corporate purposes. As of June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility. The carrying value of any borrowings under the Revolving Credit Facility would approximate their fair value, primarily due to their market interest rates, and would be classified as Level 2 in the fair value hierarchy (Note 5). Any outstanding borrowings under the Revolving Credit Facility are classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On June 30, 2026, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

Commercial Paper Programs

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. The maturities of the USCP Notes vary but may not exceed 397 days from the date of issue. The USCP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom, and bear varying interest rates on a fixed or floating basis. As of June 30, 2026, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of the first six months of 2026, the proceeds of which were used for general corporate purposes. Before the end of the second quarter of 2026, the Company repaid all of its USCP Notes outstanding using cash on hand. As of June 30, 2026 and December 31, 2025, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The maturities of the ECP Notes will vary but may not exceed 183 days from the date of issue.  The ECP Notes are sold under customary terms in the commercial paper market and may be issued at par or a discount therefrom or a premium thereto and bear varying interest rates on a fixed or floating basis. The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first six months of 2026, and, as of June 30, 2026 and December 31, 2025, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of June 30, 2026, the authorization from our Board of Directors (the “Board”) limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. Net proceeds of the issuances of Commercial Paper are expected to be used for general corporate purposes. Any outstanding Commercial Paper is classified as long-term debt in the accompanying Condensed Consolidated Balance Sheets since the Company has the intent and ability to refinance the Commercial Paper on a long-term basis using the Company’s Revolving Credit Facility. The carrying value of Commercial Paper approximates its fair value, primarily due to its market interest rates, and is classified as Level 2 in the fair value hierarchy (Note 5).

Delayed Draw Term Loans

On August 22, 2025, the Company entered into (i) a three-year, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions, and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “Three-Year Delayed Draw Term Loan”), which is scheduled to mature on the three-year anniversary of the funding date, and (ii) a 364-day, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “364-Day Delayed Draw Term Loan” and, together with the Three-Year Delayed Draw Term Loan, the “Delayed Draw Term Loans,” and individually, a “Delayed Draw Term Loan”), which is scheduled to mature on the date that is 364 days after the funding date. Each Delayed Draw Term Loan may only be drawn in a single drawing over the life of the applicable facility. Each Delayed Draw Term Loan may be repaid at any time without premium or penalty and, once repaid, cannot be reborrowed. Interest rates under each Delayed Draw Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The carrying value of any borrowings under each Delayed Draw Term Loan approximates their fair value, primarily due to their market interest rates, and are classified as Level 2 in the fair value hierarchy (Note 5). On November 13, 2025, the aggregate commitment amount in respect of each of the Delayed Draw Term Loans was individually reduced to $1,534.1, and as of December 31, 2025, the Company had not yet drawn upon either Delayed Draw Term Loan. On January 9, 2026, the Company drew the full $1,534.1 available under each of the Delayed Draw Term Loans to fund a portion of the consideration for the acquisition of CommScope’s Connectivity and Cable Solutions Business (“CommScope”), which closed on January 9, 2026, as discussed further in Note 11 herein. On May 11, 2026, the Company used cash on hand to repay $600.0 of the outstanding balance under the 364-Day Delayed Draw Term Loan. Therefore, as of June 30, 2026, the carrying amount of the 364-Day Delayed Draw Term Loan was $934.1. In accordance with the credit agreements, the borrowings under the 364-Day Delayed Draw Term Loan and the Three-Year Delayed Draw Term Loan will mature on January 8, 2027 and January 9, 2029, respectively. Interest rates on each Delayed Draw Term Loan were based on a spread over the adjusted term SOFR based on the Company’s debt rating, and as of June 30, 2026, the effective interest rates were approximately 4.37% and 4.50% for the 364-Day Delayed Draw Term Loan and the Three-Year Delayed Draw Term Loan, respectively. The Delayed Draw Term Loans required payment of certain commitment fees prior to the funding thereunder and require that the Company satisfy certain financial covenants, which financial covenants are the same as those under the Revolving Credit Facility. On June 30, 2026, the Company was in compliance with the financial covenants under each Delayed Draw Term Loan. On July 2, 2026 and on July 27, 2026, the Company used cash on hand to repay $300.0 and $234.1, respectively, of the outstanding balance under the 364-Day Delayed Draw Term Loan. As of the date these condensed consolidated financial statements were issued, the carrying amount of the 364-Day Delayed Draw Term Loan was $400.0.

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

Euro Senior Notes

On May 12, 2026, the Company issued €600.0 (approximately $702.0 at date of issuance) aggregate principal amount of unsecured 3.375% Senior Notes due 2029 (the “2029 Euro Notes”) and €500.0 aggregate principal amount ($585.0 at date of issuance) of unsecured 3.875% Senior Notes due 2034 (the “2034 Euro Notes”). Interest on the 2029 Euro Notes and the 2034 Euro Notes is payable annually on May 12 of each year, commencing on May 12, 2027. The Company used the net proceeds to repay borrowings under the U.S. Commercial Paper Program and 364-Day Delayed Draw Term Loan, and for general corporate purposes.

On April 30, 2026, the Company used the net proceeds from the 2031 Euro Notes (defined below) along with cash on hand to repay the €500.0 aggregate principal amount of 0.750% Euro Senior Notes due May 4, 2026 upon maturity.

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

The Euro Issuer has additional outstanding unsecured senior notes issued in Europe (the “2028 Euro Notes,” together with the 2029 Euro Notes, the 2031 Euro Notes, the 2032 Euro Notes and the 2034 Euro Notes, the “Euro Notes,” and the Euro Notes together with the U.S. Senior Notes, the “Senior Notes”), which were issued with an aggregate principal amount of €500.0 and bear interest at a rate of 2.000%. The 2028 Euro Notes were issued in October 2018 and mature on October 8, 2028. Interest on the 2028 Euro Notes is payable annually.

All of the Company’s outstanding Euro Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations. The Company may, at its option, redeem some or all of any series of Euro Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis and determines the appropriate classification of such assets and liabilities subject to the fair value hierarchy standards based on, among other things, the ability to observe valuation inputs. The fair values of the Company’s financial and non-financial assets and liabilities subject to such standards as of June 30, 2026 and December 31, 2025 are as follows:

	Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
	Total	Assets (Level 1)	(Level 2)	(Level 3)
June 30, 2026:
Short-term investments	$689.7	$—	$689.7	$—
Forward contracts	(15.3)	—	(15.3)	—
Redeemable noncontrolling interests	(9.0)	—	—	(9.0)
Total	$665.4	$—	$674.4	$(9.0)

December 31, 2025:
Short-term investments	$303.6	$—	$303.6	$—
Long-term investments	0.2	—	0.2	—
Forward contracts	0.3	—	0.3	—
Redeemable noncontrolling interests	(9.3)	—	—	(9.3)
Total	$294.8	$—	$304.1	$(9.3)

The Company utilizes foreign exchange forward contracts, some of which are designated as hedging instruments accounted for as cash flow hedges, in the management of foreign currency exposures. In addition, the Company also enters into foreign exchange forward contracts, which are accounted for as net investment hedges, to hedge our exposure to variability in the U.S. dollar equivalent of the net investments in certain foreign subsidiaries. As of June 30, 2026, the fair value of such foreign exchange forward contracts in the table above consisted of (i) various outstanding foreign exchange forward contracts accounted for as net investment hedges and (ii) various outstanding foreign exchange forward contracts that are not designated as hedging instruments. As of December 31, 2025, the Company had no outstanding foreign exchange forward contracts accounted for as either net investment hedges or cash flow hedges. However, in June 2025, the Company issued the 2032 Euro Notes, and in May 2026, the Company issued the 2029 Euro Notes and the 2034 Euro Notes, each as discussed in Note 4, and each of which have been designated as a hedge of the Company’s net investment in certain foreign subsidiaries. The effect of translating the 2029 Euro Notes, the 2032 Euro Notes and the 2034 Euro Notes into U.S. Dollars is recorded in Accumulated other comprehensive income (loss) and remains there until the underlying net investment is sold or substantially liquidated. We assessed the effectiveness of the net investment hedges at the inception of the hedging relationship and will assess quarterly thereafter. As of June 30, 2026, the net investment hedges were assessed and deemed to be effective.

During the three and six months ended June 30, 2026 and 2025, the amounts recognized in Accumulated other comprehensive income (loss) associated with foreign exchange forward contracts, as well as the amounts reclassified from Accumulated other comprehensive income (loss) to foreign exchange gain (loss), included in Cost of sales in the accompanying Condensed Consolidated Statements of Income, were not material.

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

Certain acquisitions may result in noncontrolling interest holders who, in certain cases, are entitled to a put option, giving them the ability to put some or all of their redeemable interest in the shares of the acquiree to the Company. Specifically, if exercised by the noncontrolling interest holder, Amphenol would be required to purchase some or all of the option holder’s redeemable interest, at a redemption price during specified time period(s) stipulated in the respective acquisition agreement. The redeemable noncontrolling interests recorded on the accompanying Condensed Consolidated Balance Sheets relate to recent acquisitions, which, based on the terms of the respective acquisition agreements, will remain in temporary equity until the applicable put option is either fully exercised or expires. When noncontrolling option holders exercise their put options, the Company is required to acquire their entire redeemable noncontrolling interests, or portions thereof, then outstanding. The redemption value of the redeemable noncontrolling interests is generally calculated using Level 3 unobservable inputs based on a multiple of earnings, which, for the redeemable noncontrolling interests currently outstanding, approximate fair value. As such, the redemption value is classified as Level 3 in the fair value hierarchy and is recorded as Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. Refer to Note 7 herein for a rollforward of the Redeemable noncontrolling interests for the three and six months ended June 30, 2026 and 2025.

With the exception of the fair value of the assets acquired and liabilities assumed in connection with acquisition accounting, the Company does not have any other significant financial or non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Note 6—Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Provision for income taxes	$(604.3)	$(247.3)	$(1,306.5)	$(465.9)
Effective tax rate	25.3%	18.3%	32.4%	20.2%

For the three months ended June 30, 2026 and 2025, stock option exercise activity had the impact of decreasing our Provision for income taxes by $80.5 and $85.3, respectively, and decreasing our effective tax rate by approximately 340 basis points and 630 basis points, respectively, due to the recognition of excess tax benefits within Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. For the six months ended June 30, 2026 and 2025, stock option exercise activity had the impact of decreasing our Provision for income taxes by $131.4 and $105.5, respectively, and decreasing our effective tax rate by approximately 330 basis points and 460 basis points, respectively. The acquisition-related expenses incurred during the three months ended June 30, 2026 had an immaterial effect on our effective tax rate. Acquisition-related expenses, as discussed in further detail in Note 11 herein, had the aggregate impact of increasing our effective tax rate by approximately 20 basis points for the three months ended June 30, 2025. Acquisition-related expenses incurred during the six months ended June 30, 2026 and 2025 had the impact of increasing our effective tax rate by approximately 50 and 20 basis points, respectively. For the three and six months ended June 30, 2026, the Company recorded income tax related accruals of $39.0 and $169.0, respectively. The amounts recorded during the three months ended March 31, 2026 primarily result from unfavorable determinations received from relevant tax authorities in China regarding the previously disclosed tax inquiries into certain of the Company’s prior period tax positions. The amounts recorded during the three months ended June 30, 2026 primarily relate to reserves for potential settlement of various foreign tax matters. In addition, for the six months ended June 30, 2026, the Company recorded the previously disclosed $160.0 in additional tax obligations related to China resulting from the Company’s reassessment of certain tax rate assumptions applied to prior years’ results not subject to the tax inquiries, as further discussed below. These accruals had the effect of increasing our effective tax rate by approximately 160 basis points and 820 basis points, for the three and six months ended June 30, 2026, respectively.

The Company operates in the U.S. and numerous foreign taxable jurisdictions, and at any point in time has numerous audits underway at various stages of completion. With few exceptions, the Company is subject to income tax examinations by tax authorities for the years 2017 and after. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities and may not be fully sustained, despite the Company’s belief that the underlying tax positions are fully supportable. As of June 30, 2026, the amount of unrecognized tax benefits, including penalties and interest, which if recognized would impact the effective tax rate, was approximately $386.1. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, management anticipates that over the next 12-month period, audit activity could be completed and statutes of limitations may close relating to existing unrecognized tax benefits of approximately $49.3.

As previously disclosed, in connection with the tax matter in China, the Company received unfavorable determinations from the relevant tax authorities regarding certain of the Company’s prior period tax positions. As a result of these unfavorable determinations, the Company received tax payment notices totaling $230.0. To fully accrue for this amount, the Company recorded an accrual of $130.0 during the three months ended March 31, 2026, which was in addition to the accrual of $100.0 recorded in the three months ended December 31, 2025. During the second quarter of 2026, the $230.0 was paid in full. In addition, the developments of the China tax matter resulted in the Company’s reassessment, during the three months ended March 31, 2026, of certain tax rate assumptions applied to prior years’ results not subject to the China tax inquiries. This reassessment resulted in the Company recording $160.0 of additional tax obligations in the three months ended March 31, 2026.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and a 1% excise tax on certain corporate stock repurchases, was enacted into law. Companies were required to reassess their valuation allowances for certain affected deferred tax assets in the period of enactment but did not need to remeasure deferred tax balances for the related tax accounting implications of the CAMT. The IRA provisions, which became effective for Amphenol beginning on January 1, 2023, did not have a material impact on the Company during the three and six months ended June 30, 2026 and 2025. While the full impact of these provisions in the future depends on several factors, including interpretive regulatory guidance, which has not yet been released, the Company does not currently believe that the provisions of the IRA, including several other non-tax related provisions, will have a material impact on its financial condition, results of operations, liquidity and cash flows.

H.R. 1

On July 4, 2025, the United States federal government enacted the tax and spending bill H.R. 1. This legislation contains changes to previously enacted provisions of the Internal Revenue Code and provides for extensions of certain expiring tax provisions included in the Tax Cuts and Jobs Act. Certain corporate tax provisions in H.R. 1 were enacted with retroactive effect to January 1, 2025. H.R. 1 did not have a material impact on our effective tax rate for the three and six months ended June 30, 2026. The Company continues to evaluate the corporate tax provisions contained within H.R. 1, and the future impact of H.R. 1 depends on several factors, including interpretive regulatory guidance, which has not yet been released.

Note 7—Stockholders’ Equity and Noncontrolling Interests

Net income attributable to noncontrolling interests is classified below net income. Earnings per share is determined after the impact of the noncontrolling interests’ share in net income of the Company. In addition, the equity attributable to noncontrolling interests is presented as a separate caption within equity.

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended June 30, 2026 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity	Interests

Balance as of March 31, 2026	1,232.2	$1.2	(2.9)	$(310.0)	$4,347.4	$10,432.1	$(493.9)	$105.6	$14,082.4	$9.1
Net income						1,769.2		15.0	1,784.2	(0.1)
Other comprehensive income (loss)							89.7	1.5	91.2	—
Distributions to and purchases of noncontrolling interests								(0.6)	(0.6)
Purchase of treasury stock			(1.5)	(208.0)					(208.0)
Retirement of treasury stock	(1.5)	—	1.5	208.0		(208.0)			—
Stock options exercised	4.4	—	0.4	54.0	112.9	(40.4)			126.5
Dividends declared ($0.25 per common share)						(308.0)			(308.0)
Stock-based compensation expense					45.4				45.4
Balance as of June 30, 2026	1,235.1	$1.2	(2.5)	$(256.0)	$4,505.7	$11,644.9	$(404.2)	$121.5	$15,613.1	$9.0

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the six months ended June 30, 2026 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity	Interests

Balance as of December 31, 2025	1,228.9	$1.2	(2.4)	$(195.8)	$4,232.9	$9,854.3	$(479.5)	$87.3	$13,500.4	$9.3
Net income						2,702.2		25.4	2,727.6	(0.1)
Other comprehensive income (loss)							75.3	2.5	77.8	(0.2)
Acquisitions resulting in noncontrolling interests								6.9	6.9
Distributions to and purchases of noncontrolling interests								(0.6)	(0.6)
Purchase of treasury stock			(2.8)	(386.0)					(386.0)
Retirement of treasury stock	(1.5)	—	1.5	208.0		(208.0)			—
Stock options exercised	7.7	—	1.2	117.8	193.2	(88.3)			222.7
Dividends declared ($0.50 per common share)						(615.3)			(615.3)
Stock-based compensation expense					79.6				79.6
Balance as of June 30, 2026	1,235.1	$1.2	(2.5)	$(256.0)	$4,505.7	$11,644.9	$(404.2)	$121.5	$15,613.1	$9.0

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the three months ended June 30, 2025 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity	Interests

Balance as of March 31, 2025	1,212.4	$1.2	(3.1)	$(174.0)	$3,672.2	$7,445.9	$(644.1)	$61.9	$10,363.1	$9.3
Net income						1,091.3		9.5	1,100.8	—
Other comprehensive income (loss)							174.2	0.8	175.0	0.8
Distributions to shareholders of noncontrolling interests								(1.9)	(1.9)
Purchase of treasury stock			(2.0)	(160.1)					(160.1)
Retirement of treasury stock	(2.0)	—	2.0	160.1		(160.1)			—
Stock options exercised	11.6	—	1.2	69.1	254.2	(40.7)			282.6
Dividends declared ($0.165 per common share)						(201.2)			(201.2)
Stock-based compensation expense					31.3				31.3
Balance as of June 30, 2025	1,222.0	$1.2	(1.9)	$(104.9)	$3,957.7	$8,135.2	$(469.9)	$70.3	$11,589.6	$10.1

A rollforward of consolidated changes in equity and redeemable noncontrolling interests for the six months ended June 30, 2025 is as follows:

	Stockholders’ equity attributable to Amphenol Corporation
							Accumulated			Redeemable
	Common Stock		Treasury Stock		Additional		Other	Non-		Non-
	Shares		Shares		Paid-In	Retained	Comprehensive	controlling	Total	controlling
	(in millions)	Amount	(in millions)	Amount	Capital	Earnings	Loss	Interests	Equity	Interests

Balance as of December 31, 2024	1,212.9	$1.2	(3.6)	$(199.7)	$3,601.8	$7,105.0	$(716.3)	$55.4	$9,847.4	$8.7
Net income						1,829.1		15.6	1,844.7	0.3
Other comprehensive income (loss)							246.4	1.2	247.6	1.1
Distributions to shareholders of noncontrolling interests								(1.9)	(1.9)
Purchase of treasury stock			(4.7)	(341.0)					(341.0)
Retirement of treasury stock	(4.7)	—	4.7	341.0		(341.0)			—
Stock options exercised	13.8	—	1.7	94.8	298.0	(57.1)			335.7
Dividends declared ($0.33 per common share)						(400.8)			(400.8)
Stock-based compensation expense					57.9				57.9
Balance as of June 30, 2025	1,222.0	$1.2	(1.9)	$(104.9)	$3,957.7	$8,135.2	$(469.9)	$70.3	$11,589.6	$10.1

Stock Repurchase Programs

On April 23, 2024, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three and six months ended June 30, 2026, the Company repurchased 1.5 million and 2.8 million shares of its Common Stock for $208.0 and $386.0, respectively, under the 2024 Stock Repurchase Program. Of the total repurchases made during the six months ended June 30, 2026 under the 2024 Stock Repurchase Program, 1.5 million shares, or $208.0, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From July 1, 2026 to July 28, 2026, the Company repurchased 0.5 million additional shares of its Common Stock for $74.0, and, as of July 29, 2026, the Company has remaining authorization to purchase up to $411.1 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

Dividends

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 21, 2025, the Board approved an increase to the Company’s quarterly dividend rate from $0.165 per share to $0.25 per share, effective with dividends declared in the fourth quarter of 2025, contingent upon declaration by the Board. The following table summarizes the dividends declared and paid during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Dividends declared	$308.0	$201.2	$615.3	$400.8
Dividends paid (including those declared in the prior year)	307.4	199.6	614.0	399.1

Note 8—Stock-Based Compensation

For the three months ended June 30, 2026 and 2025, the Company’s Income before income taxes was reduced by stock-based compensation expense of $45.4 and $31.3, respectively. In addition, for the three months ended June 30, 2026 and 2025, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $85.4 and $88.7, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the three months ended June 30, 2026 and 2025 include excess tax benefits of $80.5 and $85.3, respectively, from option exercises.

For the six months ended June 30, 2026 and 2025, the Company’s Income before income taxes was reduced by stock-based compensation expense of $79.6 and $57.9, respectively. In addition, for the six months ended June 30, 2026 and 2025, the Company recognized aggregate income tax benefits (associated with stock-based compensation) of $140.1 and $111.7, respectively, in Provision for income taxes in the accompanying Condensed Consolidated Statements of Income. These aggregate income tax benefits during the six months ended June 30, 2026 and 2025 include excess tax benefits of $131.4 and $105.5, respectively, from option exercises.

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

Stock Options

In May 2017, the Company adopted the 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “2017 Employee Option Plan”), which provided for the issuance of 120,000,000 shares.  In March 2021, the Board authorized and approved the Amended and Restated 2017 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries (the “Amended 2017 Employee Option Plan” and, together with the 2017 Employee Option Plan, the “2017 Option Plan”), which among other things, increased the number of shares reserved for issuance under the plan by 80,000,000 shares. The Amended 2017 Employee Option Plan was approved by the Company’s stockholders and became effective on May 19, 2021. As of June 30, 2026, there were 41,258,559 shares of Common Stock available for the granting of additional stock options under the 2017 Option Plan. Prior to the approval of the 2017 Employee Option Plan, the Company issued stock options under the 2009 Stock Purchase and Option Plan for Key Employees of Amphenol and Subsidiaries, and its amendment (the “2009 Employee Option Plan”). No additional stock options will be granted under the 2009 Employee Option Plan.  Options granted under the 2017 Option Plan and the 2009 Employee Option Plan generally vest ratably over a period of five years from the date of grant and are generally exercisable over a period of 10 years from the date of grant.

Stock option activity for the three and six months ended June 30, 2026 was as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term (in years)	(in millions)
Options outstanding at January 1, 2026	88,821,121	$36.62	5.43	$8,753.6
Options granted	41,924	138.11
Options exercised	(4,082,462)	23.52
Options forfeited	(67,835)	53.92
Options outstanding at March 31, 2026	84,712,748	37.29	5.29	7,545.2
Options granted	6,289,205	132.37
Options exercised	(4,840,469)	26.10
Options forfeited	(150,233)	66.80
Options outstanding at June 30, 2026	86,011,251	$44.82	5.51	$11,310.6
Vested and non-vested options expected to vest at June 30, 2026	84,418,678	$44.09	5.45	$11,163.0
Exercisable options at June 30, 2026	61,262,658	$30.70	4.40	$8,921.1

A summary of the status of the Company’s non-vested options as of June 30, 2026 and changes during the three and six months then ended is as follows:

		Weighted
		Average
		Fair Value at
	Options	Grant Date
Non-vested options at January 1, 2026	29,426,936	$15.58
Options granted	41,924	37.69
Options vested	(411,059)	11.68
Options forfeited	(67,835)	14.88
Non-vested options at March 31, 2026	28,989,966	15.67
Options granted	6,289,205	39.40
Options vested	(10,383,345)	12.57
Options forfeited	(147,233)	19.26
Non-vested options at June 30, 2026	24,748,593	$22.98

During the three and six months ended June 30, 2026 and 2025, the following activity occurred under the Company’s option plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total intrinsic value of stock options exercised	$615.6	$761.4	$1,120.0	$901.7
Total fair value of stock options vested	130.5	110.6	135.3	112.9

As of June 30, 2026, the total compensation cost related to non-vested options not yet recognized was approximately $522.4 with a weighted average expected amortization period of 3.87 years.

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

Restricted Stock

On May 16, 2024, the Company’s stockholders approved the 2024 Restricted Stock Plan for Directors of Amphenol Corporation (the “2024 Directors Restricted Stock Plan”), which is administered by the Compensation Committee of the Board and reserves 500,000 shares of the Company’s Common Stock for future issuance pursuant to the plan. As of June 30, 2026, the number of restricted shares available for grant under the 2024 Directors Restricted Stock Plan was 450,228. Restricted shares granted under the 2024 Directors Restricted Stock Plan vest on the earlier of the first anniversary of the date of grant or the day immediately prior to the date of the next regular annual meeting of the Company’s stockholders following such date of grant. Grants under the 2024 Directors Restricted Stock Plan entitle the holder to receive shares of the Company’s Common Stock without payment. The 2024 Directors Restricted Stock Plan will expire on May 15, 2034, after which date no awards may be granted under the plan.

Restricted share activity for the three and six months ended June 30, 2026 was as follows:

			Weighted Average
			Remaining
	Restricted	Fair Value at	Amortization
	Shares	Grant Date	Term (in years)
Restricted shares outstanding at January 1, 2026	16,520	$86.88	0.37
Restricted shares granted	548	136.25
Restricted shares outstanding at March 31, 2026	17,068	88.47	0.13
Shares vested and issued	(17,068)	88.47
Restricted shares granted	10,864	132.06
Restricted shares outstanding at June 30, 2026	10,864	$132.06	0.88

As of June 30, 2026, the total compensation cost related to non-vested restricted shares not yet recognized was approximately $1.3.

Note 9—Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income attributable to Amphenol Corporation by the weighted average number of outstanding common shares, including dilutive common shares, the dilutive effect of which relates to stock options. The following is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding, which were used to calculate the earnings per share (basic and diluted) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars and shares in millions, except per share data)	2026	2025	2026	2025
Net income attributable to Amphenol Corporation stockholders	$1,769.2	$1,091.3	$2,702.2	$1,829.1

Weighted average common shares outstanding — Basic	1,230.4	1,215.3	1,229.7	1,212.5
Effect of dilutive stock options	58.8	56.9	59.7	56.7
Weighted average common shares outstanding — Diluted	1,289.2	1,272.2	1,289.4	1,269.2

Net income attributable to Amphenol Corporation per common share — Basic	$1.44	$0.90	$2.20	$1.51

Net income attributable to Amphenol Corporation per common share — Diluted	$1.37	$0.86	$2.10	$1.44

Excluded from the computation above were anti-dilutive common shares (primarily related to outstanding stock options) of 4.3 million and 8.3 million for the three months ended June 30, 2026 and 2025, respectively. Excluded from the computation above were anti-dilutive common shares (primarily related to outstanding stock options) of 1.9 million and 8.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

The following is a summary, based on the most recent actuarial valuations, of the components of the Company’s net pension expense of the Company’s defined benefit plans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$1.4	$0.7	$2.8	$1.5
Interest cost	7.6	5.9	15.2	11.7
Expected return on plan assets	(8.4)	(6.6)	(16.9)	(13.2)
Amortization of prior service cost	0.3	0.3	0.6	0.6
Amortization of net actuarial losses	0.7	0.7	1.4	1.5
Net pension expense	$1.6	$1.0	$3.1	$2.1

There is no current requirement for cash contributions to any of the U.S. Plans, and the Company plans to evaluate annually, based on actuarial calculations and the investment performance of the Plans’ assets, the timing and amount of cash contributions in the future, if any.

The Company offers various defined contribution plans for certain U.S. and foreign employees. Participation in these plans is based on certain eligibility requirements. The Company matches employee contributions to the U.S. defined contribution plans up to a maximum of 7% of eligible compensation. During the six months ended June 30, 2026 and 2025, the Company provided matching contributions to the U.S. defined contribution plans of approximately $25.5 and $18.9, respectively.

Note 11—Acquisitions

2026 Acquisitions

During the first six months of 2026, the Company completed three acquisitions (collectively, the “2026 Acquisitions”) for approximately $10,684.0, net of cash acquired, including the acquisition of the Connectivity and Cable Solutions business (which we now refer to collectively as “CommScope”) of Vistance Networks, Inc. (“Vistance,” formerly known as CommScope Holding Company, Inc.). CommScope and one other acquisition have been included in the Communications Solutions segment, and one acquisition has been included in the Interconnect and Sensor Systems segment. The 2026 Acquisitions were funded through a combination of net proceeds from the Delayed Draw Term Loans, the November Senior Notes and cash on hand, as discussed in Note 4 herein.

Acquisition-related expenses

During the three months ended June 30, 2026, the Company incurred a total of $23.5 ($18.0 after-tax, or $0.01 per diluted share) of acquisition-related expenses, comprised of the non-cash amortization related to the value associated with acquired backlog resulting from the CommScope acquisition (such acquisition-related expenses are presented separately in the Condensed Consolidated Statements of Income). During the six months ended June 30, 2026, the Company incurred a total of $272.4 ($218.6 after-tax, or $0.17 per diluted share) of acquisition-related expenses, comprised of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the CommScope and Trexon acquisitions and external transaction costs related to acquisitions (such acquisition-related expenses aggregating $140.4, are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $132.0 associated with the CommScope acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

Acquisition of CommScope

CommScope adds significant fiber optic interconnect capabilities for the IT datacom and communications networks markets, as well as a diverse range of industrial interconnect products for the building infrastructure connectivity market. The accompanying Condensed Consolidated Statements of Income include the results of CommScope for the period from the acquisition date through June 30, 2026. Net sales and Net income from CommScope during this period were $2,100.9 and $190.2, respectively. Net income excludes interest expense and external transaction costs related to the acquisition and includes $179.0 ($137.1 after-tax) of non-cash amortization related to the value associated with acquired backlog and acquisition-related inventory step-up discussed below.

Preliminary Allocation of Purchase Price

The purchase price for the CommScope acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed of CommScope based upon their estimated fair values. The excess purchase price over the fair value of the underlying net assets acquired was allocated to goodwill, which primarily represents the value of assembled workforce along with anticipated cost savings and efficiencies associated with the integration of CommScope and other intangible assets acquired that do not qualify for separate recognition. The Company is in the process of completing its analysis of the fair value of the net assets acquired through the use of independent valuations and management’s estimates. Since the following information is based on preliminary assessments made by management as of June 30, 2026, the acquisition accounting for CommScope is subject to final adjustment and it is possible that the final assessment of values may differ from this preliminary assessment. The following table summarizes the preliminary assessment of the estimated fair values of the identifiable assets acquired and liabilities assumed, as of the date of acquisition of January 9, 2026.

ASSETS
Cash and cash equivalents	$204.4
Accounts receivable	720.6
Inventories	650.1
Prepaid expenses and other current assets	64.9
Property, plant and equipment, net	317.0
Goodwill	6,958.0
Other intangible assets, net	3,289.0
Other long-term assets	319.8
Assets acquired	12,523.8

LIABILITIES
Accounts payable	416.8
Accrued salaries, wages and employee benefits	135.7
Other accrued expenses	296.9
Deferred income taxes	716.5
Other long-term liabilities	215.2
Noncontrolling interests	6.9
Liabilities assumed	1,788.0

Net assets acquired	$10,735.8

The $3,289.0 of acquired intangible assets is comprised of $1,449.0, $1,248.0, $545.0 and $47.0 assigned to proprietary technology, customer relationships, trade names and backlog, respectively, all of which are subject to amortization. These finite-lived acquired intangible assets have a total weighted average useful life of approximately 16 years. The proprietary technology, customer relationships, trade names and backlog have a weighted average useful life of 14 years, 16 years, 23 years and 0.5 years, respectively. These finite-lived intangible assets will be amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows. The entire amount of goodwill was assigned to the Communications Solutions segment, none of which is expected to be deductible for tax purposes.

Pro Forma Financial Information

The following table summarizes the unaudited pro forma combined financial information assuming that the CommScope acquisition had occurred on January 1, 2025, and its results had been included in our financial results for the full three and six months ended June 30, 2026 and 2025. The pro forma amounts are based upon available information and reflect a reasonable estimate of the effects of the CommScope acquisition for the periods presented on the basis set forth herein. The following unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the CommScope acquisition in fact occurred on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pro forma:	2026	2025	2026	2025
Net sales	$8,758.1	$6,525.7	$16,465.8	$12,060.8
Net income attributable to Amphenol Corporation	1,787.1	1,060.4	2,907.4	1,557.4
Net income attributable to Amphenol Corporation per common share — Diluted	$1.39	$0.83	$2.25	$1.23

The unaudited pro forma financial information includes the historical operating results of the Company and CommScope prior to the acquisition, with directly attributable adjustments to reflect the additional depreciation and amortization, the associated incurrence of interest expense and interest income earned, acquisition-related costs and the consequential tax effects from January 1, 2025. The unaudited pro forma financial information for the three months ended June 30, 2026 was adjusted to remove $23.5 ($18.0 after-tax, or $0.01 per diluted share) of nonrecurring acquisition-related expenses resulting from the CommScope acquisition, comprised of amortization related to the value associated with acquired backlog. The unaudited pro forma financial information for the six months ended June 30, 2026 was adjusted to remove $245.8 ($199.0 after-tax, or $0.15 per diluted share) of nonrecurring acquisition-related expenses resulting from the CommScope acquisition, comprised of (i) $66.8 in transaction expenses, (ii) $132.0 related to amortization of inventory step-up costs, and (iii) $47.0 of amortization related to the value associated with acquired backlog. The unaudited pro forma financial information for the three months ended June 30, 2025 was adjusted to recognize $18.2 ($18.0 after-tax, or $0.01 per diluted share) of nonrecurring acquisition-related expenses resulting from the CommScope acquisition, comprised of (i) removing $5.3 in transaction expenses, and (ii) adding $23.5 of amortization related to the value associated with acquired backlog. The unaudited pro forma financial information for the six months ended June 30, 2025 was adjusted to recognize $261.4 ($214.6 after-tax, or $0.17 per diluted share) of nonrecurring acquisition-related expenses resulting from the CommScope acquisition, comprised of (i) $82.4 in transaction expenses, (ii) $132.0 related to amortization of inventory step-up costs, and (iii) $47.0 of amortization related to the value associated with acquired backlog. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the CommScope acquisition been consummated as of the date indicated, nor indicative of any future results, including the realization of any synergies or cost savings.

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

As of June 30, 2026, the 2025 Acquisitions resulted in the recognition of $2,150.1 of goodwill and $1,203.0 of definite-lived intangible assets, comprised of customer relationships, proprietary technology and acquired backlog, with the remainder of the purchase price being allocated to other identifiable assets acquired and liabilities assumed. These definite-lived intangible assets are being amortized based upon the underlying pattern of economic benefit as reflected by the future net cash inflows, with the acquired customer relationships having useful lives ranging from 10 to 18 years, the proprietary technology having useful lives ranging from 10 to 15 years, and the acquired backlog having a useful life of approximately 0.4 years. The excess purchase price over the fair value of the underlying assets acquired (net of liabilities assumed) was allocated to goodwill, which primarily represents the value of the assembled workforce along with other intangible assets acquired that do not qualify for separate recognition. The Company expects that $672.8 of the goodwill recognized from the 2025 Acquisitions will be deductible for tax purposes.

The Company completed the acquisition accounting, including the analyses of fair value of assets acquired and liabilities assumed, for three of the 2025 Acquisitions, including the Andrew acquisition, and the final assessment of values did not differ materially from the previous preliminary assessment. The Company is in the process of analyzing and completing the allocation of the fair value of the assets acquired and liabilities assumed for the other two 2025 Acquisitions. Since the current purchase price allocations for such acquisitions are based on preliminary assessments made by management, the acquisition accounting is subject to final adjustments, and it is possible that the final assessments of values may differ from the Company’s preliminary assessments. The operating results of the 2025 Acquisitions were included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. Pro forma financial information, as well as further details regarding the purchase price allocations related to these acquisitions, have not been presented, since the 2025 Acquisitions were not material, either individually or in the aggregate, to the Company’s financial results.

Acquisition-related expenses

During the three and six months ended June 30, 2025, the Company incurred a total of $28.9 ($24.1 after-tax, or $0.02 per diluted share) and $133.8 ($106.3 after-tax, or $0.08 per diluted share) of acquisition-related expenses, comprised of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the Andrew acquisition and external transaction costs related to acquisitions (such acquisition-related expenses aggregating $12.0 and $56.0, respectively, are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $16.9 and $77.8 associated with the Andrew acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

Note 12—Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

		Harsh	Interconnect
	Communications	Environment	and Sensor
	Solutions	Solutions	Systems	Total
Goodwill at December 31, 2025	$3,858.6	$4,270.2	$2,446.6	$10,575.4
Acquisition-related	6,982.2	(9.1)	34.6	7,007.7
Foreign currency translation	1.3	(5.5)	(24.2)	(28.4)
Goodwill at June 30, 2026	$10,842.1	$4,255.6	$2,457.0	$17,554.7

The increase in goodwill during the first six months of 2026 was driven by goodwill recognized from the CommScope acquisition.

Other than goodwill noted above, the Company’s intangible assets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026				December 31, 2025
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	14	$3,113.0	$730.8	$2,382.2	$1,841.2	$635.1	$1,206.1
Proprietary technology	14	2,412.5	315.9	2,096.6	963.9	230.2	733.7
Trade names (1)	23	556.3	15.4	540.9	11.3	2.2	9.1
Backlog and other (1)	1	252.0	251.9	0.1	205.1	181.7	23.4
Total intangible assets (definite-lived)	14	6,333.8	1,314.0	5,019.8	3,021.5	1,049.2	1,972.3

Trade names (indefinite-lived)		269.1		269.1	269.1		269.1
Total		$6,602.9	$1,314.0	$5,288.9	$3,290.6	$1,049.2	$2,241.4

(1) Certain prior period amounts have been reclassified to conform to the current period presentation.

The increase in the gross carrying amount of intangible assets in the first six months of 2026 was driven by certain customer relationships, proprietary technology, trade names and acquired backlog recognized as a result of the 2026 Acquisitions, primarily the CommScope acquisition. Amortization expense for the three months ended June 30, 2026 and 2025 was approximately $121.6 and $39.8, respectively. Amortization expense for the three months ended June 30, 2026 includes $23.5 related to the amortization of acquired backlog resulting from the CommScope acquisition. Amortization expense for the six months ended June 30, 2026 and 2025 was approximately $267.2 and $87.1, respectively. Amortization for the six months ended June 30, 2026 includes $70.4 related to the amortization of acquired backlog resulting from the CommScope and Trexon acquisitions. Amortization expense for the six months ended June 30, 2025 includes $10.0 related to the amortization of acquired backlog resulting from the Andrew acquisition. Amortization expense relating to the Company’s current intangible assets as of June 30, 2026 estimated for the remainder of 2026 is approximately $197.5, and for each of the next five fiscal years is approximately $388.7 in 2027, $381.5 in 2028, $370.6 in 2029, $367.9 in 2030 and $361.4 in 2031.

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

The following tables (i) summarize, by segment, total sales, intersegment sales and external net sales and (ii) reconcile each segment’s external net sales to their respective segment operating income, including segment operating expenses, for the three and six months ended June 30, 2026 and 2025:

	Communications Solutions	Harsh Environment Solutions	Interconnect and Sensor Systems	Total
Three Months Ended June 30, 2026
Total sales	$5,427.1	$1,898.3	$1,546.7	$8,872.1
Less: Intersegment sales	43.5	41.5	29.0	114.0
External net sales	5,383.6	1,856.8	1,517.7	8,758.1

Less: Segment operating expenses (1)	3,575.3	1,297.5	1,198.8	6,071.6
Segment operating income	$1,808.3	$559.3	$318.9	$2,686.5

Six Months Ended June 30, 2026
Total sales	$9,988.2	$3,623.6	$2,960.0	$16,571.8
Less: Intersegment sales	69.9	73.7	50.0	193.6
External net sales	9,918.3	3,549.9	2,910.0	16,378.2

Less: Segment operating expenses (1)	6,720.6	2,517.3	2,309.4	11,547.3
Segment operating income	$3,197.7	$1,032.6	$600.6	$4,830.9

_____________________________

(1)	The aggregated amount is comprised of cost of sales, selling, general and administrative expenses, and other segment related expenses.

	Communications Solutions	Harsh Environment Solutions	Interconnect and Sensor Systems	Total
Three Months Ended June 30, 2025
Total sales	$2,934.0	$1,475.6	$1,310.8	$5,720.4
Less: Intersegment sales	24.2	30.4	15.5	70.1
External net sales	2,909.8	1,445.2	1,295.3	5,650.3

Less: Segment operating expenses (1)	2,019.1	1,081.5	1,043.0	4,143.6
Segment operating income	$890.7	$363.7	$252.3	$1,506.7

Six Months Ended June 30, 2025
Total sales	$5,363.5	$2,770.6	$2,449.7	$10,583.8
Less: Intersegment sales	40.0	57.2	25.3	122.5
External net sales	5,323.5	2,713.4	2,424.4	10,461.3

Less: Segment operating expenses (1)	3,772.0	2,038.5	1,967.6	7,778.1
Segment operating income	$1,551.5	$674.9	$456.8	$2,683.2

_____________________________

(1)	The aggregated amount is comprised of cost of sales, selling, general and administrative expenses, and other segment related expenses.

Segment operating income and the reconciliation of segment operating income to consolidated income before income taxes for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total segment operating income	$2,686.5	$1,506.7	$4,830.9	$2,683.2

Corporate / Other:
Stock-based compensation expense	(45.4)	(31.3)	(79.6)	(57.9)
Amortization of acquisition-related inventory step-up costs	—	(16.9)	(132.0)	(77.8)
Acquisition-related expenses	(23.5)	(12.0)	(140.4)	(56.0)
Other operating expenses	(33.0)	(27.7)	(62.5)	(47.9)
Operating income	2,584.6	1,418.8	4,416.4	2,443.6

Interest expense	(213.7)	(80.9)	(421.6)	(157.4)
Other income (expense), net	17.5	10.2	39.2	24.7

Income before income taxes	$2,388.4	$1,348.1	$4,034.0	$2,310.9

Depreciation and amortization expense by segment for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Communications Solutions	$218.3	$112.8	$429.7	$202.6
Harsh Environment Solutions	51.1	40.9	98.9	79.2
Interconnect and Sensor Systems	40.9	36.2	80.9	70.9
Corporate / Other	31.1	19.5	217.7	93.0
Total	$341.4	$209.4	$827.2	$445.7

For the three months ended June 30, 2026, depreciation and amortization expense in Corporate / Other includes $23.5 related to the amortization of acquired backlog resulting from the CommScope acquisition, which is included in Acquisition-related expenses in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2026, depreciation and amortization expense in Corporate / Other includes (i) $70.4 related to the amortization of acquired backlog resulting from the CommScope and Trexon acquisitions, which is included in Acquisition-related expenses in the Condensed Consolidated Statements of Income, and (ii) $132.0 of amortization of acquisition-related inventory step-up costs associated with the CommScope acquisition, which is included in Cost of sales in the Condensed Consolidated Statements of Income, as discussed in Note 11 herein. For the three months ended June 30, 2025, depreciation and amortization expense in Corporate / Other includes $16.9 of amortization of acquisition-related inventory step-up costs associated with the Andrew acquisition, which is included in Cost of sales in the Condensed Consolidated Statements of Income, as discussed in Note 11 herein. For the six months ended June 30, 2025, depreciation and amortization expense in Corporate / Other includes (i) $10.0 related to the amortization of acquired backlog resulting from the Andrew acquisition, which is included in Acquisition-related expenses in the Condensed Consolidated Statements of Income, and (ii) $77.8 of amortization of acquisition-related inventory step-up costs associated with the Andrew acquisition, which is included in Cost of sales in the Condensed Consolidated Statements of Income, as discussed in Note 11 herein. These expenses are reported in Corporate / Other, since they are not components in the determination of segment operating income.

Note 14—Revenue Recognition

Revenues consist of product sales to either end customers and their appointed contract manufacturers (including original equipment manufacturers) or to distributors, and the vast majority of our sales are recognized at a point-in-time under the core principle of recognizing revenue when control transfers to the customer. With limited exceptions, the Company recognizes revenue at the point in time when we ship or deliver the product from our manufacturing facility to our customer, when our customer accepts and has legal title of the goods, and where the Company has a present right to payment for such goods. For the three and six months ended June 30, 2026 and 2025, less than 5% of our net sales were recognized over time, where the associated contracts relate to the sale of goods with no alternative use as they are only sold to a single customer and whose underlying contract terms provide the Company with an enforceable right to payment, including a reasonable profit margin, for performance completed to date, in the event of customer termination. Since we typically invoice our customers at the same time that we satisfy our performance obligations, contract assets and contract liabilities related to our contracts with customers recorded in the Condensed Consolidated Balance Sheets were not material as of June 30, 2026 and December 31, 2025. These amounts are recorded in the accompanying Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets or Other accrued expenses as of June 30, 2026 and December 31, 2025.

The Company receives customer orders negotiated with multiple delivery dates that may extend across more than one reporting period until the contract is fulfilled, the end of the order period is reached, or a pre-determined maximum order value has been reached. Orders typically fluctuate from quarter to quarter based on customer demand and general business conditions. It is generally expected that a substantial portion of our remaining performance obligations will be fulfilled within three months, and nearly all of our performance obligations are fulfilled within one year. Since our performance obligations are part of contracts that generally have original durations of one year or less, we have not disclosed the aggregate amount of transaction prices associated with unsatisfied or partially unsatisfied performance obligations as of June 30, 2026.

While the Company typically offers standard product warranty coverage that provides assurance that our products will conform to the contractually agreed-upon specifications for a limited period from the date of shipment, the Company’s warranty liabilities as of June 30, 2026 and December 31, 2025, and related warranty expense for the three and six months ended June 30, 2026 and 2025, have not been and were not material in the accompanying Condensed Consolidated Financial Statements.

Disaggregation of Net Sales

The following tables show our net sales disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors for the three and six months ended June 30, 2026 and 2025:

			Harsh
	Communications		Environment		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
Net sales by:
Sales channel:
End customers and contract manufacturers	$3,488.0	$2,272.3	$1,314.1	$1,058.2	$1,439.9	$1,250.0	$6,242.0	$4,580.5
Distributors and resellers	1,895.6	637.5	542.7	387.0	77.8	45.3	2,516.1	1,069.8
	$5,383.6	$2,909.8	$1,856.8	$1,445.2	$1,517.7	$1,295.3	$8,758.1	$5,650.3

Geography:
United States	$1,980.4	$780.5	$990.5	$772.3	$442.9	$384.5	$3,413.8	$1,937.3
China	698.0	515.2	166.2	134.0	248.8	233.0	1,113.0	882.2
Other foreign locations	2,705.2	1,614.1	700.1	538.9	826.0	677.8	4,231.3	2,830.8
	$5,383.6	$2,909.8	$1,856.8	$1,445.2	$1,517.7	$1,295.3	$8,758.1	$5,650.3

			Harsh
	Communications		Environment		Interconnect and		Total Reportable
	Solutions		Solutions		Sensor Systems		Business Segments
Six Months Ended June 30,	2026	2025	2026	2025	2026	2025	2026	2025
Net sales by:
Sales channel:
End customers and contract manufacturers	$6,685.5	$4,189.0	$2,545.5	$1,982.8	$2,774.3	$2,337.6	$12,005.3	$8,509.4
Distributors and resellers	3,232.8	1,134.5	1,004.4	730.6	135.7	86.8	4,372.9	1,951.9
	$9,918.3	$5,323.5	$3,549.9	$2,713.4	$2,910.0	$2,424.4	$16,378.2	$10,461.3

Geography:
United States	$3,597.6	$1,385.3	$1,912.8	$1,458.7	$855.2	$736.9	$6,365.6	$3,580.9
China	1,285.4	997.0	302.2	240.2	463.3	438.9	2,050.9	1,676.1
Other foreign locations	5,035.3	2,941.2	1,334.9	1,014.5	1,591.5	1,248.6	7,961.7	5,204.3
	$9,918.3	$5,323.5	$3,549.9	$2,713.4	$2,910.0	$2,424.4	$16,378.2	$10,461.3

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions, except share and per share data, unless otherwise noted)

The following discussion and analysis of the financial condition and results of operations for the three and six months ended June 30, 2026 and 2025 has been derived from and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included in Part I, Item 1 herein for Amphenol Corporation (together with its subsidiaries, “Amphenol,” the “Company,” “we,” “our” or “us”). The following discussion and analysis should also be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). The Condensed Consolidated Financial Statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). The following discussion and analysis also includes references to certain non-GAAP financial measures, which are defined in the “Non-GAAP Financial Measures” section below, including “Constant Currency Net Sales Growth” and “Organic Net Sales Growth.” For purposes of the following discussion, the terms “constant currencies” and “organically” have the same meaning, respectively, as these aforementioned non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” within this Item 2 for more information, including our reasons for including non-GAAP financial measures and material limitations with respect to the usefulness of the measures.

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

Pillar Two Framework

The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework, known as Pillar Two, provides guidance for a global minimum tax. This guidance lays out a common approach for adopting the global minimum tax and enacting local legislation codifying the provisions that all 142 countries in the Inclusive Framework agreed to by consensus. The European Union (“EU”) member states have agreed to adopt these rules in two stages. The first component became effective on January 1, 2024, and the second component became effective January 1, 2025. Non-EU countries have enacted or are expected to enact legislation on a similar timeline. Certain countries in which we operate have already enacted legislation to adopt the Pillar Two framework, while several other countries are expected to also implement similar legislation with varying effective dates in the future. When and how this framework is adopted or enacted by the various countries in which we do business will increase tax complexity and may increase uncertainty and adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions. The Company has done a preliminary review of currently enacted legislation. The implementation did not have a material impact on the Company’s condensed consolidated financial statements during the three and six months ended June 30, 2026, and it is not currently expected to have a material impact on the Company’s operations, financial condition or cash flows in the future. However, the Company will continue to evaluate the potential impact of Pillar Two on the Company and its results as additional countries adopt legislation and issue individual guidance on their enacted legislation.

Results of Operations

Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

Net sales were $8,758.1 in the second quarter of 2026 compared to $5,650.3 in the second quarter of 2025, representing an increase of 55% in U.S. dollars, 54% in constant currencies and 30% organically (excluding both currency and acquisition impacts; unless otherwise indicated, organic net sales growth is primarily driven by higher sales volumes), compared to the prior year period. The increase in net sales in the second quarter of 2026 was driven by strong organic growth in all three of the Company’s operating segments, along with contributions from the Company’s acquisition program, as described below. From an end market standpoint, the increase in net sales in the second quarter of 2026 relative to the prior year period was driven by outsized organic growth in the information technology and data communications (“IT datacom”) market, and strong organic growth in the industrial, defense, commercial aerospace and mobile devices markets, along with contributions from the Company’s acquisition program.

Net sales were $16,378.2 in the first six months of 2026 compared to $10,461.3 in the first six months of 2025, which represented an increase of 57% in U.S. dollars, 55% in constant currencies and 32% organically (excluding both currency and acquisition impacts), compared to the prior year period. The increase in net sales in the first six months of 2026 was driven by strong organic growth in all three of the Company’s operating segments, along with contributions from the Company’s acquisition program, as described below. From an end market standpoint, the increase in net sales in the first six months of 2026 relative to the prior year period was driven by outsized organic growth in the IT datacom market, and strong organic growth in the industrial, defense and commercial aerospace markets, along with contributions from the Company’s acquisition program.

Net sales in the Communications Solutions segment (approximately 62% of net sales) in the second quarter of 2026 increased 85% in U.S. dollars, 84% in constant currencies and 42% organically, compared to the second quarter of 2025. The increase in the second quarter of 2026 was driven by outsized organic growth in the IT datacom market, with particular strength in artificial intelligence (“AI”)-related applications, as well as strong organic growth in the industrial, mobile devices and automotive markets, along with contributions from the Company’s acquisition program. Net sales in the Communications Solutions segment (approximately 60% of net sales) in the first six months of 2026 increased 86% in U.S. dollars, 86% in constant currencies and 44% organically, compared to the first six months of 2025. The increase in the first six months of 2026 was driven by outsized organic growth in the IT datacom market, with particular strength in AI-related applications, as well as strong organic growth in the industrial market, along with contributions from the Company’s acquisition program.

Net sales in the Harsh Environment Solutions segment (approximately 21% of net sales) in the second quarter of 2026 increased 28% in U.S. dollars, 28% in constant currencies and 22% organically, compared to the second quarter of 2025. The increase in the second quarter of 2026 was driven by strong organic growth in the defense, industrial, commercial aerospace and IT datacom markets, along with contributions from the Company’s acquisition program. Net sales in the Harsh Environment Solutions segment (approximately 22% of net sales) in the first six months of 2026 increased 31% in U.S. dollars, 30% in constant currencies and 22% organically, compared to the first six months of 2025. The increase in the first six months of 2026 was driven by strong organic growth in the defense, industrial, commercial aerospace, IT datacom and automotive markets, along with contributions from the Company’s acquisition program.

Net sales in the Interconnect and Sensor Systems segment (approximately 17% of net sales) in the second quarter of 2026 increased 17% in U.S. dollars, 16% in constant currencies and 13% organically, compared to the second quarter of 2025. The increase in the second quarter of 2026 was driven by strong organic growth in the IT datacom market, with particular strength in AI-related applications, along with contributions from the Company’s acquisition program. Net sales in the Interconnect and Sensor Systems segment (approximately 18% of net sales) in the first six months of 2026 increased 20% in U.S. dollars, 18% in constant currencies and 15% organically, compared to the first six months of 2025. The increase in the first six months of 2026 was driven by outsized organic growth in the IT datacom market, with particular strength in AI-related applications, along with contributions from the Company’s acquisition program.

The table below reconciles Constant Currency Net Sales Growth and Organic Net Sales Growth to the most directly comparable U.S. GAAP financial measures, by segment, geography and consolidated, for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025:

			Percentage Growth (relative to same prior year period) (1)

			Net sales	Foreign	Constant		Organic
			growth in	currency	Currency Net	Acquisition	Net Sales
			U.S. Dollars (2)	impact (3)	Sales Growth (4)	impact (5)	Growth (4)
Three Months Ended June 30,	2026	2025	(GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)	(non-GAAP)
Net sales by:
Segment:
Communications Solutions	$5,383.6	$2,909.8	85%	1%	84%	42%	42%
Harsh Environment Solutions	1,856.8	1,445.2	28%	1%	28%	6%	22%
Interconnect and Sensor Systems	1,517.7	1,295.3	17%	1%	16%	3%	13%
Consolidated	$8,758.1	$5,650.3	55%	1%	54%	24%	30%

Geography (6):
United States	$3,413.8	$1,937.3	76%	—%	76%	52%	23%
Foreign	5,344.3	3,713.0	44%	1%	43%	10%	33%
Consolidated	$8,758.1	$5,650.3	55%	1%	54%	24%	30%

Six Months Ended June 30,
Net sales by:
Segment:
Communications Solutions	$9,918.3	$5,323.5	86%	1%	86%	41%	44%
Harsh Environment Solutions	3,549.9	2,713.4	31%	1%	30%	7%	22%
Interconnect and Sensor Systems	2,910.0	2,424.4	20%	2%	18%	3%	15%
Consolidated	$16,378.2	$10,461.3	57%	1%	55%	24%	32%

Geography (6):
United States	$6,365.6	$3,580.9	78%	—%	78%	51%	27%
Foreign	10,012.6	6,880.4	46%	2%	44%	9%	35%
Consolidated	$16,378.2	$10,461.3	57%	1%	55%	24%	32%

(1)	Percentages in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(2)	Net sales growth in U.S. dollars is calculated based on Net sales as reported in the Condensed Consolidated Statements of Income and Note 13 of the Notes to Condensed Consolidated Financial Statements. While the term “net sales growth in U.S. dollars” is not considered a U.S. GAAP financial measure, for purposes of this table, we derive the reported (GAAP) measure based on GAAP results, which serves as the basis for the reconciliation to its comparable non-GAAP financial measures.
(3)	Foreign currency impact, a non-GAAP measure, represents the percentage impact on net sales resulting from foreign currency exchange rate changes in the current reporting period(s) compared to the same respective period(s) in the prior year. Such amount is calculated by subtracting net sales for the current reporting period(s) translated at average foreign currency exchange rates for the respective prior year period(s) from net sales for the current reporting period(s), taken as a percentage of the respective prior year period(s) net sales.
(4)	Constant Currency Net Sales Growth and Organic Net Sales Growth are non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section of this Item 2.
(5)	Acquisition impact, a non-GAAP measure, represents the percentage impact on net sales resulting from acquisitions that have not been included in the Company’s consolidated results for the full current period(s) and/or prior comparable period(s) presented. Such net sales related to these acquisitions do not reflect the underlying growth of the Company on a comparative basis. Acquisition impact is calculated as a percentage of the respective prior year period(s) net sales.
(6)	Net sales by geographic area are based on the customer location to which the product is shipped.

The comparatively weaker U.S. dollar for the second quarter and first six months of 2026 had the effect of increasing sales by approximately $46.5 and $136.4 for such periods, relative to the comparable periods in 2025.

Operating expenses (defined as Cost of sales and Selling, general and administrative expenses) were $6,150.0, or 70.2% of net sales, for the second quarter of 2026, compared to $4,219.5, or 74.7% of net sales, for the second quarter of 2025. Operating income was $2,584.6, or 29.5% of net sales, for the second quarter of 2026, compared to $1,418.8, or 25.1% of net sales, for the second quarter of 2025. The decrease in Operating expenses as a percentage of net sales and increase in Operating income as a percentage of net sales for the second quarter of 2026 was primarily driven by strong operating performance and disciplined cost control, which generated strong operating leverage on the significant growth experienced during the period, and to a lesser extent, due to a net benefit of $80.0 related to the recovery of International Emergency Economic Powers Act (“IEEPA”) tariffs, partially offset by the effect of acquisitions, which currently have higher Operating expenses as a percentage of net sales compared to the Company average. Operating income for the second quarter of 2026 includes $23.5 of acquisition-related expenses, comprised of the non-cash amortization of the value associated with acquired backlog resulting from the CommScope acquisition. Operating income for the second quarter of 2025 includes $28.9 of acquisition-related expenses, comprised of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the acquisition of the Outdoor Wireless Networks segment and Distributed Antenna Systems business of Vistance Networks, Inc. (collectively, “Andrew”) and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $12.0 are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $16.9 associated with the Andrew acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

Operating expenses were $11,821.4, or 72.2% of net sales, for the six months ended June 30, 2026, compared to $7,961.7, or 76.1% of net sales, for the six months ended June 30, 2025. Operating income was $4,416.4 or 27.0% of net sales, for the six months ended June 30, 2026, compared to $2,443.6, or 23.4% of net sales, for the six months ended June 30, 2025. The decrease in Operating expenses as a percentage of net sales and increase in Operating income as a percentage of net sales for the six months ended June 30, 2026 was primarily driven by strong operating performance and disciplined cost control, which generated strong operating leverage on the significant growth experienced during the period, and to a lesser extent, due to a net benefit of $80.0 related to the recovery of IEEPA tariffs, partially offset by the effect of acquisitions, which currently have higher Operating expenses as a percentage of net sales compared to the Company average. Operating income for the six months ended June 30, 2026 includes $272.4 of acquisition-related expenses, comprised of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the CommScope and Trexon acquisitions and external transaction costs related to acquisitions (such acquisition-related expenses aggregating $140.4 are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $132.0 associated with the CommScope acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income). Operating income for the six months ended June 30, 2025 includes $133.8 of acquisition-related expenses comprised of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the Andrew acquisition and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $56.0 are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $77.8 associated with the Andrew acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

Operating income for the Communications Solutions segment for the second quarter and first six months of 2026 was $1,808.3, or 33.6% of net sales, and $3,197.7, or 32.2% of net sales, respectively, compared to $890.7, or 30.6% of net sales, and $1,551.5, or 29.1% of net sales, for the second quarter and first six months of 2025, respectively. The increases in operating margin for the Communications Solutions segment relative to the comparable periods in 2025 were primarily driven by strong operating leverage on the significantly higher organic sales volumes, and to a lesser extent, due to a net benefit related to the recovery of IEEPA tariffs, partially offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Operating income for the Harsh Environment Solutions segment for the second quarter and first six months of 2026 was $559.3, or 30.1% of net sales, and $1,032.6, or 29.1% of net sales, respectively, compared to $363.7, or 25.2% of net sales, and $674.9, or 24.9% of net sales, for the second quarter and first six months of 2025, respectively. The increases in operating margin for the Harsh Environment Solutions segment relative to the comparable periods in 2025 were primarily driven by strong operating leverage on the higher organic sales volumes, and to a lesser extent, due to a net benefit related to the recovery of IEEPA tariffs, slightly offset by the negative impact on operating margin related to acquisitions completed within the prior 12 months that are currently operating below the average operating margin of the Company.

Operating income for the Interconnect and Sensor Systems segment for the second quarter and first six months of 2026 was $318.9, or 21.0% of net sales, and $600.6, or 20.6% of net sales, respectively, compared to $252.3, or 19.5% of net sales, and $456.8, or 18.8% of net sales, for the second quarter and first six months of 2025, respectively. The increases in operating margin for the Interconnect and Sensor Systems segment relative to the comparable periods in 2025 were primarily driven by strong operating leverage on the higher organic sales volumes.

Interest expense for the second quarter and first six months of 2026 was $213.7 and $421.6, respectively, compared to $80.9 and $157.4, for the second quarter and first six months of 2025, respectively. The increases in interest expense for both the second quarter and first six months of 2026 were primarily driven by higher average borrowing levels, resulting from the issuances of new Senior Notes during 2025 and 2026, and borrowings under the Delayed Draw Term Loans to fund all or part of acquisitions, including the CommScope acquisition (as defined and discussed below within this Item 2 and in Note 11 of the accompanying Notes to Condensed Consolidated Financial Statements herein). Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

Provision for income taxes for the second quarter and first six months of 2026 was at an effective tax rate of 25.3% and 32.4%, respectively. Provision for income taxes for the second quarter and first six months of 2025 was at an effective tax rate of 18.3% and 20.2%, respectively. Various items incurred in the second quarter and first six months of 2026 and 2025 impacted the effective tax rate and earnings per share by the amounts noted in the tables below. For the second quarter and first six months of 2026 and 2025, these items included excess tax benefits resulting from stock option exercise activity, as well as the tax effect of the aforementioned acquisition-related expenses incurred during such periods. For the three and six months ended June 30, 2026, the effective tax rate was further impacted by income tax related accruals of $39.0 and $169.0, respectively. The amounts recorded during the three months ended March 31, 2026 primarily result from unfavorable determinations received from relevant tax authorities in China regarding the previously disclosed tax inquiries into certain of the Company’s prior period tax positions. The amounts recorded during the three months ended June 30, 2026 primarily relate to reserves for potential settlement of various foreign tax matters. In addition, for the six months ended June 30, 2026, the Company recorded the previously disclosed $160.0 in additional tax obligations related to China resulting from the Company’s reassessment of certain tax rate assumptions applied to prior years’ results not subject to the tax inquiries. As a result of this matter, as well as a continued shift in income to higher-tax jurisdictions, during the six months ended June 30, 2026, the Company increased its Adjusted Effective Tax Rate to 27.0%. Therefore, excluding the effect of these items, the Adjusted Effective Tax Rate, a non-GAAP financial measure as defined in the “Non-GAAP Financial Measures” section below within this Item 2, for both the three and six months ended June 30, 2026 was 27.0%, and for both the three and six months ended June 30, 2025 was 24.5%, as reconciled in the table below to the comparable effective tax rate based on GAAP results. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information related to income taxes.

Net income attributable to Amphenol Corporation and Net income attributable to Amphenol Corporation per common share - Diluted (“Diluted EPS”) were $1,769.2 and $1.37, respectively, for the second quarter of 2026, compared to $1,091.3 and $0.86, respectively, for the second quarter of 2025. Excluding the effect of the items listed in the tables below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS, non-GAAP financial measures as defined in the “Non-GAAP Financial Measures” section below within this Item 2, were $1,745.7 and $1.35, respectively, for the second quarter of 2026, compared to $1,030.1 and $0.81, respectively, for the second quarter of 2025. Net income attributable to Amphenol Corporation and Diluted EPS were $2,702.2 and $2.10, respectively, for the first six months of 2026, compared to $1,829.1 and $1.44, respectively, for the first six months of 2025. Excluding the effect of the items listed in the tables below, Adjusted Net Income attributable to Amphenol Corporation and Adjusted Diluted EPS were $3,118.4 and $2.42, respectively, for the first six months of 2026, compared to $1,829.9 and $1.44, respectively, for the first six months of 2025.

The following tables reconcile Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income attributable to Amphenol Corporation, Adjusted Effective Tax Rate and Adjusted Diluted EPS (each as defined in the “Non-GAAP Financial Measures” section below) to the most directly comparable U.S. GAAP financial measures for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026					2025
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income (3)	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$2,584.6	29.5%	$1,769.2	25.3%	$1.37	$1,418.8	25.1%	$1,091.3	18.3%	$0.86
Amortization of acquisition-related inventory step-up costs	—	—	—	—	—	16.9	0.3	12.9	—	0.01
Acquisition-related expenses	23.5	0.3	18.0	—	0.01	12.0	0.2	11.2	(0.2)	0.01
Excess tax benefits related to stock-based compensation	—	—	(80.5)	3.4	(0.06)	—	—	(85.3)	6.3	(0.07)
Discrete tax items	—	—	39.0	(1.6)	0.03	—	—	—	—	—
Adjusted (non-GAAP) (2)	$2,608.1	29.8%	$1,745.7	27.0%	$1.35	$1,447.7	25.6%	$1,030.1	24.5%	$0.81

	Six Months Ended June 30,
	2026					2025
			Net Income					Net Income
			attributable	Effective				attributable	Effective
	Operating	Operating	to Amphenol	Tax	Diluted	Operating	Operating	to Amphenol	Tax	Diluted
	Income (3)	Margin (1)	Corporation	Rate (1)	EPS	Income	Margin (1)	Corporation	Rate (1)	EPS
Reported (GAAP)	$4,416.4	27.0%	$2,702.2	32.4%	$2.10	$2,443.6	23.4%	$1,829.1	20.2%	$1.44
Amortization of acquisition-related inventory step-up costs	132.0	0.8	101.1	(0.1)	0.08	77.8	0.7	59.6	—	0.05
Acquisition-related expenses	140.4	0.9	117.5	(0.4)	0.09	56.0	0.5	46.7	(0.2)	0.03
Excess tax benefits related to stock-based compensation	—	—	(131.4)	3.3	(0.10)	—	—	(105.5)	4.6	(0.08)
Discrete tax items	—	—	329.0	(8.2)	0.26	—	—	—	—	—
Adjusted (non-GAAP) (2)	$4,688.8	28.6%	$3,118.4	27.0%	$2.42	$2,577.4	24.6%	$1,829.9	24.5%	$1.44

(1)	While the terms “operating margin” and “effective tax rate” are not considered U.S. GAAP financial measures, for purposes of this table, we derive the reported (GAAP) measures based on GAAP results, which serve as the basis for the reconciliation to their comparable non-GAAP financial measures.
(2)	All percentages and per share amounts in this table were calculated using actual, unrounded results; therefore, the sum of the components may not add due to rounding.
(3)	GAAP and Adjusted Operating Income for both the three and six months ended June 30, 2026 included an $80.0, or $0.04 per share, net benefit related to the recovery of IEEPA tariffs.

Liquidity and Capital Resources

Liquidity and Cash Requirements

As of June 30, 2026 and December 31, 2025, the Company had cash, cash equivalents and short-term investments of $5,419.1 and $11,434.2, respectively. As of June 30, 2026, the majority of the Company’s cash, cash equivalents and short-term investments on hand was located outside of the United States. However, as of December 31, 2025, more than half of the Company’s cash, cash equivalents, and short-term investments on hand was located in the United States, primarily as a result of the proceeds from the issuance of the November Senior Notes, which were subsequently used to fund the CommScope acquisition.

The Company’s primary sources of liquidity are internally generated cash provided by operating activities, cash, cash equivalents and short-term investments on hand, as well as availability under the Commercial Paper Programs and the Revolving Credit Facility (both as defined below). The Company believes that these sources of liquidity, along with access to capital markets (which the Company accessed in the first six months of 2026 for various debt issuances), provide adequate liquidity to meet both its short-term (next 12 months) and reasonably foreseeable long-term requirements and obligations. The Company’s debt instruments are defined and discussed in more detail below within this Item 2.

Cash Requirements from Known Contractual and Other Obligations

The Company’s primary ongoing cash requirements will be for operating and working capital needs, capital expenditures, product development activities, repurchases of our Common Stock, dividends, debt service, taxes due upon the repatriation of foreign earnings (which will be payable upon the repatriation of such earnings), funding of pension obligations, funding of acquisitions, and other contractual obligations and commitments included in Item 7 of the 2025 Annual Report. The Company has funded all of its recent acquisitions entirely with a combination of cash on hand and net proceeds from its debt instruments, including the CommScope acquisition, and may fund future acquisitions all or in part with cash. The Company’s debt service requirements primarily consist of principal and interest on the Company’s Senior Notes and Delayed Draw Term Loans, and to the extent of any amounts outstanding, the Revolving Credit Facility and Commercial Paper Programs. As of June 30, 2026 and December 31, 2025, the Company had no borrowings outstanding under the Revolving Credit Facility and Commercial Paper Programs. However, the Company borrowed under the U.S. Commercial Paper Program during the first six months of 2026 from time to time, the proceeds of which were used for general corporate purposes. Although all such borrowings were repaid before the end of the second quarter of 2026, the Company may make additional borrowings under the Revolving Credit Facility and the Commercial Paper Programs in the future. As of June 30, 2026, the Company had $934.1 and $1,534.1 outstanding under the 364-Day Delayed Draw Term Loan and Three-Year Delayed Draw Term Loan, respectively. On July 2, 2026 and on July 27, 2026, the Company used cash on hand to repay $300.0 and $234.1, respectively, of the outstanding balance under the 364-Day Delayed Draw Term Loan. As of the date these condensed consolidated financial statements were issued, the carrying amount of the 364-Day Delayed Draw Term Loan was $400.0. As of December 31, 2025, the Company had no borrowings outstanding under either Delayed Draw Term Loan. To the extent that interest rates change related to floating interest rate debt and the Company has outstanding borrowings under any of our floating rate debt instruments (Commercial Paper Programs, Revolving Credit Facility and the Delayed Draw Term Loans), our interest expense and interest payments will be impacted accordingly. Although the Company does not expect changes in interest rates to have a material effect on net income or cash flows for the remainder of 2026, there can be no assurance that interest rates will not change significantly from current levels.

As previously disclosed, in connection with the tax matter in China, the Company received unfavorable determinations from the relevant tax authorities regarding certain of the Company’s prior period tax positions. As a result of these unfavorable determinations, the Company received tax payment notices totaling $230.0. To fully accrue for this amount, the Company recorded an accrual of $130.0 during the three months ended March 31, 2026, which was in addition to the accrual of $100.0 recorded in the three months ended December 31, 2025. During the second quarter of 2026, the $230.0 was paid in full. In addition, the developments of the China tax matter also resulted in the Company’s reassessment during the three months ended March 31, 2026, of certain tax rate assumptions applied to prior years’ results not subject to the China tax inquiries. This reassessment resulted in the Company recording $160.0 of additional tax obligations in the three months ended March 31, 2026.

Repatriation of Foreign Earnings and Related Income Taxes

The Company has previously indicated an intention to repatriate most of its pre-2026 accumulated earnings and has accrued the foreign and U.S. state and local taxes, if applicable, on those earnings, as appropriate. The associated tax payments are due as the repatriations are made. The Company intends to indefinitely reinvest the remaining pre-2026 foreign earnings. As of June 30, 2026, the Company has accrued the foreign and U.S. state and local taxes associated with the foreign earnings that it intends to repatriate. The Company intends to evaluate future earnings for repatriation, and will accrue for those distributions where appropriate, and to indefinitely reinvest all other foreign earnings.

H.R. 1

On July 4, 2025, the United States federal government enacted the tax and spending bill H.R. 1. This legislation contains changes to previously enacted provisions of the Internal Revenue Code and provides for extensions of certain expiring tax provisions included in the Tax Cuts and Jobs Act.  Certain corporate tax provisions in H.R. 1 were enacted with retroactive effect to January 1, 2025.  H.R. 1 did not have a material impact on our effective tax rate for the three and six months ended June 30, 2026.  The Company continues to evaluate the corporate tax provisions contained within H.R. 1, and the future impact of H.R. 1 depends on several factors, including interpretive regulatory guidance, which has not yet been released.

Cash Flow Summary

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025, as reflected in the Condensed Consolidated Statements of Cash Flow:

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$2,678.7	$2,181.7
Net cash used in investing activities	(11,703.6)	(2,964.2)
Net cash provided by financing activities	2,585.2	612.3
Effect of exchange rate changes on cash and cash equivalents	38.5	60.2
Net decrease in cash and cash equivalents	$(6,401.2)	$(110.0)

Operating Activities

The ability to generate cash from operating activities is one of the Company’s fundamental financial strengths. Net cash provided by operating activities (“Operating Cash Flow”) was $2,678.7 in the first six months of 2026 compared to $2,181.7 in the first six months of 2025. The increase in Operating Cash Flow for the first six months of 2026 compared to the first six months of 2025 is primarily due to the increase in net income and the non-cash addback of depreciation and amortization, partially offset by a higher usage of cash related to the change in working capital.

In the first six months of 2026, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $1,176.4, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $1,310.7, inventories of $579.0, and prepaid expenses and other current assets of $221.1, and a decrease in accrued income taxes of $132.3, partially offset by an increase in accounts payable of $804.1 and an increase in accrued liabilities of $262.3. In the first six months of 2025, the components of working capital as presented on the accompanying Condensed Consolidated Statements of Cash Flow increased $374.3, excluding the impact of acquisitions and foreign currency translation, primarily due to increases in accounts receivable of $591.4, inventories of $277.3 and prepaid expenses and other current assets of $136.0, partially offset by increases in accounts payable of $360.7 and accrued liabilities, including income taxes, of $269.7.

The following describes the significant changes in the amounts as presented on the accompanying Condensed Consolidated Balance Sheets at June 30, 2026 as compared to December 31, 2025. Accounts receivable increased $2,073.0 to $6,790.1, primarily due to the higher sales in the second quarter of 2026 relative to the fourth quarter of 2025, along with the impact of the three acquisitions (collectively, the “2026 Acquisitions”) that closed during the first six months of 2026, partially offset by the effect of translation from exchange rate changes (“Translation”) at June 30, 2026 compared to December 31, 2025. Days sales outstanding at June 30, 2026 and December 31, 2025 were 69 days and 66 days, respectively. Inventories increased $1,126.7 to $4,551.6, primarily due to the impact of the 2026 Acquisitions, along with the impact of higher sales in the second quarter of 2026 relative to the fourth quarter of 2025, and Translation. Inventory days at June 30, 2026 and December 31, 2025 were 76 days and 77 days, respectively. Prepaid expenses and other current assets increased $365.0 to $1,056.0, primarily due to increases in various prepaid expenses and other current receivables, along with the impact of the 2026 Acquisitions, partially offset by Translation. Property, plant and equipment, net, increased $626.6 to $2,932.2, primarily due to capital expenditures of $647.1, and the impact of the 2026 Acquisitions, partially offset by depreciation of $413.0 and Translation. Goodwill increased $6,979.3 to $17,554.7, driven by goodwill recognized from the 2026 Acquisitions, primarily the CommScope acquisition, partially offset by Translation. Other intangible assets, net, increased $3,047.5 to $5,288.9, due to the recognition of certain intangible assets related to the 2026 Acquisitions, primarily the CommScope acquisition, partially offset by the amortization associated with the Company’s current intangible assets and Translation. Other long-term assets increased $366.7 to $1,214.0, primarily due to an increase in operating lease right-of-use assets resulting from new and renewed lease agreements entered into during the first six months of 2026 as well as acquired leases resulting from the 2026 Acquisitions. Accounts payable increased $1,347.2 to $4,009.1, primarily due to increased purchasing activity related to the higher sales levels in the second quarter of 2026 relative to the fourth quarter of 2025, along with the impact of the 2026 Acquisitions and Translation. Payable days at June 30, 2026 and December 31, 2025 were 69 days and 60 days, respectively. Total accrued expenses, including accrued income taxes, increased $590.9 to $3,794.6, primarily as a result of increases in accrued interest, accrued salaries, wages and employee benefits and various other accrued expenses, along with the impact of the 2026 Acquisitions and Translation, partially offset by a decrease in accrued income taxes. Other long-term liabilities, including deferred tax liabilities, increased $1,189.2 to $2,410.6, primarily due to an increase in long-term deferred income taxes largely as a result of the CommScope acquisition, an increase in lease liabilities resulting from new and renewed lease agreements entered into during the first six months of 2026 as well as acquired leases resulting from the CommScope acquisition, and increases in various other long-term liabilities.

In addition to Operating Cash Flow, the Company also considers Free Cash Flow, a non-GAAP financial measure defined in the “Non-GAAP Financial Measures” section below, as a key metric in measuring the Company’s ability to generate cash. The following table reconciles Free Cash Flow to its most directly comparable U.S. GAAP financial measure for the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,
	2026	2025
Operating Cash Flow (GAAP)	$2,678.7	$2,181.7
Capital expenditures (GAAP)	(647.1)	(485.7)
Proceeds from disposals of property, plant and equipment (GAAP)	5.1	5.7
Free Cash Flow (non-GAAP)	$2,036.7	$1,701.7

Investing Activities

Cash flows from investing activities primarily consist of cash flows associated with capital expenditures, proceeds from disposals of property, plant and equipment, net, purchases (sales and maturities) of short- and long-term investments, and acquisitions.

Net cash used in investing activities was $11,703.6 in the first six months of 2026, compared to $2,964.2 in the first six months of 2025. In the first six months of 2026, net cash used in investing activities was primarily driven by the use of $10,684.0 to fund the 2026 Acquisitions, primarily the CommScope acquisition, capital expenditures (net of disposals) of $642.0 and net purchases of short-term investments of $375.6. In the first six months of 2025, net cash used in investing activities was primarily driven by the use of $2,483.2 to fund acquisitions and capital expenditures (net of disposals) of $480.0.

Financing Activities

Cash flows from financing activities primarily consist of cash flows associated with borrowings and repayments of the Company’s credit facilities and other long-term debt, repurchases of Common Stock, proceeds from stock option exercises, dividend payments, and distributions to and purchases of noncontrolling interests.

Net cash provided by financing activities was $2,585.2 in the first six months of 2026, compared to $612.3 in the first six months of 2025. In the first six months of 2026, net cash provided by financing activities was primarily driven by (i) net cash proceeds from borrowings of $4,927.2, primarily related to the borrowings under the Delayed Draw Term Loans and the issuances of the 2029 Euro Notes, the 2031 Euro Notes, and the 2034 Euro Notes (each as defined below), and (ii) cash proceeds of $200.6 from the exercise of stock options, partially offset by (a) repayments of Senior Notes and other long-term debt of $1,535.7, (b) dividend payments of $614.0, (c) repurchases of the Company’s Common Stock of $386.0, and (d) payments of $11.7 related to debt financing costs associated with the Company’s issuances of the 2029 Euro Notes, the 2031 Euro Notes, and the 2034 Euro Notes. In the first six months of 2025, net cash provided by financing activities was largely driven by net cash proceeds from borrowings of $1,430.0, primarily related to the issuance of the 2028 Senior Notes and the 2032 Euro Notes (both as defined below), and cash proceeds of $333.8 from the exercise of stock options, partially offset by (i) redemption of the 2.050% Senior Notes of $400.0, (ii) dividend payments of $399.1, (iii) repurchases of the Company’s Common Stock of $341.0, and (iv) payments of $9.1 related to debt financing costs associated with the Company’s issuances of the 2028 Senior Notes and the 2032 Euro Notes.

The Company has significant flexibility to meet its financial commitments. The Company uses debt financing to lower the overall cost of capital and increase return on stockholders’ equity. The Company’s debt financing includes the use of the Commercial Paper Programs, the Revolving Credit Facility, the Delayed Draw Term Loans and senior notes as part of its overall cash management strategy.

The Company has an amended and restated $3,000.0 unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures in March 2029 and gives the Company and certain of its subsidiaries the ability to borrow, in various currencies, at a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates, in the case of U.S. dollar borrowings, are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). The Company may utilize the Revolving Credit Facility for general corporate purposes. As of June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility requires payment of certain annual agency and commitment fees and requires that the Company satisfy certain financial covenants. On June 30, 2026, the Company was in compliance with the financial covenants under the Revolving Credit Facility.

On August 22, 2025, the Company entered into (i) a three-year, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions, and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “Three-Year Delayed Draw Term Loan”), which is scheduled to mature on the three-year anniversary of the funding date, and (ii) a 364-day, $2,000.0 unsecured delayed draw term loan credit agreement among the Company, certain subsidiaries of the Company, a syndicate of financial institutions and JPMorgan Chase Bank, N.A., acting as the administrative agent (the “364-Day Delayed Draw Term Loan” and, together with the Three-Year Delayed Draw Term Loan, the “Delayed Draw Term Loans” and individually, a “Delayed Draw Term Loan”), which is scheduled to mature on the date that is 364 days after the funding date. Each Delayed Draw Term Loan may only be drawn in a single drawing over the life of the applicable facility. Each Delayed Draw Term Loan may be repaid at any time without premium or penalty and, once repaid, cannot be reborrowed. Interest rates under each Delayed Draw Term Loan are based on a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. On November 13, 2025, the aggregate commitment amount in respect of each of the Delayed Draw Term Loans was individually reduced to $1,534.1. On January 9, 2026, the Company drew the full $1,534.1 available under each of the Delayed Draw Term Loans to fund a portion of the consideration for the CommScope acquisition. On May 11, 2026, the Company used cash on hand to repay $600.0 of the outstanding balance under the 364-Day Delayed Draw Term Loan. On June 30, 2026, the Company was in compliance with the financial covenants under each Delayed Draw Term Loan. On July 2, 2026 and on July 27, 2026, the Company used cash on hand to repay $300.0 and $234.1, respectively, of the outstanding balance under the 364-Day Delayed Draw Term Loan. As of the date these condensed consolidated financial statements were issued, the carrying amount of the 364-Day Delayed Draw Term Loan was $400.0.

The Company has a commercial paper program (the “U.S. Commercial Paper Program”) pursuant to which the Company may issue short-term unsecured commercial paper notes (the “USCP Notes” or “U.S. Commercial Paper”) in one or more private placements in the United States. As of June 30, 2026, the maximum aggregate principal amount outstanding of USCP Notes at any time is $3,000.0. The Company utilizes borrowings under the U.S. Commercial Paper Program for general corporate purposes, which, in recent years, have included fully or partially funding acquisitions, as well as repaying certain outstanding senior notes. The Company borrowed under the U.S. Commercial Paper Program throughout much of the first six months of 2026, the proceeds of which were used for general corporate purposes. Before the end of the second quarter of 2026, the Company repaid all of its USCP Notes outstanding using cash on hand. As of June 30, 2026 and December 31, 2025, there were no USCP Notes outstanding.

The Company and one of its wholly owned European subsidiaries (the “Euro Issuer”) also have a commercial paper program (the “Euro Commercial Paper Program” and, together with the U.S. Commercial Paper Program, the “Commercial Paper Programs”), pursuant to which the Euro Issuer may issue short-term unsecured commercial paper notes (the “ECP Notes” and, together with the USCP Notes, the “Commercial Paper”), which are guaranteed by the Company and are to be issued outside of the United States.  The ECP Notes may be issued in Euros, Sterling, U.S. dollars or other currencies. The maximum aggregate principal amount outstanding of ECP Notes at any time is $2,000.0. The Company utilizes borrowings under the Euro Commercial Paper Program for general corporate purposes, which may include, for example, fully or partially funding acquisitions. The Company did not borrow under the Euro Commercial Paper Program during the first six months of 2026, and, as of June 30, 2026 and December 31, 2025, there were no ECP Notes outstanding.

Amounts available under the Commercial Paper Programs may be borrowed, repaid and re-borrowed from time to time. In conjunction with the Revolving Credit Facility, as of June 30, 2026, the authorization from the Board limits the maximum aggregate principal amount outstanding of USCP Notes, ECP Notes, and any other commercial paper or similar programs, along with outstanding amounts under the Revolving Credit Facility, at any time to $3,000.0 in the aggregate. The Commercial Paper Programs are rated A-2 by Standard & Poor’s and P-2 by Moody’s and, based on the Board’s authorization described above, are currently backstopped by the Revolving Credit Facility, as amounts undrawn under the Revolving Credit Facility are available to repay Commercial Paper, if necessary. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of Commercial Paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future.

As of June 30, 2026, the Company has outstanding senior notes (the “Senior Notes”) as follows:

Principal	Interest
Amount	Rate	Maturity
U.S. Senior Notes
$700.0	5.050%	April 2027
500.0	Compounded SOFR plus 0.53%	November 2027
750.0	3.800%	November 2027
750.0	4.375%	June 2028
750.0	3.900%	November 2028
450.0	5.050%	April 2029
500.0	4.350%	June 2029
900.0	2.800%	February 2030
1,000.0	4.125%	November 2030
750.0	2.200%	September 2031
1,250.0	4.400%	February 2033
600.0	5.250%	April 2034
750.0	5.000%	January 2035
1,600.0	4.625%	February 2036
500.0	5.375%	November 2054
1,650.0	5.300%	November 2055

Euro Senior Notes
€500.0	2.000%	October 2028 (Euro Notes)
600.0	3.375%	May 2029 (Euro Notes)
500.0	3.625%	March 2031 (Euro Notes)
600.0	3.125%	June 2032 (Euro Notes)
500.0	3.875%	May 2034 (Euro Notes)

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

Euro Senior Notes

On May 12, 2026, the Company issued €600.0 (approximately $702.0 at date of issuance) aggregate principal amount of unsecured 3.375% Senior Notes due 2029 (the “2029 Euro Notes”) and €500.0 aggregate principal amount ($585.0 at date of issuance) of unsecured 3.875% Senior Notes due 2034 (the “2034 Euro Notes”). Interest on the 2029 Euro Notes and the 2034 Euro Notes is payable annually on May 12 of each year, commencing on May 12, 2027. The Company used the net proceeds to repay borrowings under the U.S. Commercial Paper Program and 364-Day Delayed Draw Term Loan, and for general corporate purposes.

On April 30, 2026, the Company used the net proceeds from the 2031 Euro Notes (defined below) along with cash on hand to repay the €500.0 aggregate principal amount of 0.750% Euro Senior Notes due May 4, 2026 upon maturity.

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

The Euro Issuer has additional outstanding unsecured senior notes issued in Europe (the “2028 Euro Notes,” together with the 2029 Euro Notes, the 2031 Euro Notes, the 2032 Euro Notes and the 2034 Euro Notes, the “Euro Notes,” and the Euro Notes together with the U.S. Senior Notes, the “Senior Notes”), which were issued with an aggregate principal amount of €500.0 and bear interest at a rate of 2.000%. The 2028 Euro Notes were issued in October 2018 and mature on October 8, 2028. Interest on the 2028 Euro Notes is payable annually.

All of the Company’s outstanding Euro Notes are unsecured and rank equally in right of payment with all of the Company’s other senior unsecured and unsubordinated indebtedness, including the Company’s guarantee of the Euro Issuer’s obligations. The Company may, at its option, redeem some or all of any series of Euro Notes at any time, subject to certain terms and conditions, which include paying 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and, with certain exceptions, a make-whole premium.

The Senior Notes impose certain obligations on the Company and prohibit various actions by the Company unless it satisfies certain financial requirements. On June 30, 2026, the Company was in compliance with all requirements under its Senior Notes. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further information related to the Company’s debt.

On April 23, 2024, the Board authorized a stock repurchase program under which the Company may purchase up to $2,000.0 of its Common Stock during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three and six months ended June 30, 2026, the Company repurchased 1.5 million and 2.8 million shares of its Common Stock for $208.0 and $386.0, respectively, under the 2024 Stock Repurchase Program. Of the total repurchases made during the six months ended June 30, 2026 under the 2024 Stock Repurchase Program, 1.5 million shares, or $208.0, have been retired by the Company, with the remainder of the repurchased shares retained in Treasury stock at the time of repurchase. From July 1, 2026 to July 28, 2026, the Company repurchased 0.5 million additional shares of its Common Stock for $74.0, and, as of July 29, 2026, the Company has remaining authorization to purchase up to $411.1 of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

Contingent upon declaration by the Board, the Company pays a quarterly dividend on shares of its Common Stock. On October 21, 2025, the Board approved an increase to the Company’s quarterly dividend rate from $0.165 per share to $0.25 per share, effective with dividends declared in the fourth quarter of 2025, contingent upon declaration by the Board.

The following table summarizes the declared quarterly dividends per share as well as the dividends declared and paid during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Dividends declared per share	$0.25	$0.165	$0.50	$0.33

Dividends declared	$308.0	$201.2	$615.3	$400.8
Dividends paid (including those declared in the prior year)	307.4	199.6	614.0	399.1

Acquisitions

During the six months ended June 30, 2026, the Company completed three acquisitions (collectively, the “2026 Acquisitions”), including the acquisition of CommScope for approximately $10,684.0, net of cash acquired. CommScope and one other acquisition have been included in the Communications Solutions segment, and one acquisition has been included in the Interconnect and Sensor Systems segment. The 2026 Acquisitions were funded through a combination of net proceeds from the November Senior Notes, the Delayed Draw Term Loans and cash on hand.

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

Acquisition-related expenses

During the three months ended June 30, 2026, the Company incurred a total of $23.5 ($18.0 after-tax) of acquisition-related expenses, comprised of the non-cash amortization related to the value associated with acquired backlog resulting from the CommScope acquisition (such acquisition-related expenses are presented separately in the Condensed Consolidated Statements of Income). During the six months ended June 30, 2026, the Company incurred a total of $272.4 ($218.6 after-tax) of acquisition-related expenses, comprised of (i) the non-cash amortization related to the value associated with acquired backlog resulting from the CommScope and Trexon acquisitions and external transaction costs related to acquisitions (such acquisition-related expenses aggregating $140.4 are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $132.0 associated with the CommScope acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

During the three and six months ended June 30, 2025, the Company incurred a total of $28.9 ($24.1 after-tax) and $133.8 ($106.3 after-tax), respectively, of acquisition-related expenses, comprised of (i) the non-cash amortization related to the value associated with the acquired backlog resulting from the Andrew acquisition and external transaction costs associated with acquisitions (such acquisition-related expenses aggregating $12.0 and $56.0, respectively, are presented separately in the Condensed Consolidated Statements of Income) and (ii) the non-cash amortization of acquisition-related inventory step-up costs of $16.9 and $77.8, respectively, associated with the Andrew acquisition (such costs are recorded in Cost of sales in the Condensed Consolidated Statements of Income).

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

The non-GAAP financial measures defined below should be read in conjunction with the Company’s financial statements presented in accordance with U.S. GAAP. The reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures for the three and six months ended June 30, 2026 and 2025 are included in “Results of Operations” and “Liquidity and Capital Resources” within this Item 2:

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

In addition, any borrowings under the Revolving Credit Facility bear interest at rates that fluctuate with a spread that varies, based on the Company’s debt rating, over certain currency-specific benchmark rates, which benchmark rates in the case of U.S. dollar borrowings are either the base rate or the adjusted term Secured Overnight Financing Rate (“SOFR”). Any borrowings under the Commercial Paper Programs are subject to floating interest rates. Borrowings under each Delayed Draw Term Loan bear interest at rates that fluctuate with a spread over either the base rate or the adjusted term SOFR, which spread varies based on the Company’s debt rating. The Floating Rate Senior Notes bear interest at a floating rate per annum, reset quarterly, equal to compounded SOFR, plus 0.53%. Therefore, when the Company borrows under these debt instruments, the Company is exposed to market risk related to changes in interest rates. As of June 30, 2026 and December 31, 2025, the Company had no borrowings outstanding under the Revolving Credit Facility and Commercial Paper Programs. However, the Company borrowed under the U.S. Commercial Paper Program during the first six months of 2026 from time to time, the proceeds of which were used for general corporate purposes. As of June 30, 2026, the Company had $934.1 and $1,534.1 outstanding under the 364-Day Delayed Draw Term Loan and the Three-Year Delayed Draw Term Loan, respectively. As of December 31, 2025, the Company had no borrowings outstanding under either Delayed Draw Term Loan. The Company may make additional borrowings under the Revolving Credit Facility and the Commercial Paper Programs in the future. To the extent that interest rates change related to floating interest rate debt and the Company has outstanding borrowings under any of our floating rate debt instruments (Commercial Paper Programs, Revolving Credit Facility and Delayed Draw Term Loans), our interest expense and interest payments will be impacted accordingly. Although the Company does not expect changes in interest rates to have a material effect on net income or cash flows for the remainder of 2026, there can be no assurance that interest rates will not change significantly from current levels. In addition, the Company may utilize interest rate derivative instruments to hedge interest rate risk associated with future debt issuances (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

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

CommScope accounted for approximately 5% of total assets as of June 30, 2026, excluding the preliminary value of goodwill and purchased intangible assets, and 14% and 13% of consolidated net sales for the three and six months ended June 30, 2026, respectively.

There have been no other changes in our internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

On April 23, 2024, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program under which the Company may purchase up to $2.0 billion of the Company’s Class A Common Stock (“Common Stock”) during the three-year period ending on the close of business on April 28, 2027 (the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program became effective on April 29, 2024. During the three months ended June 30, 2026, the Company repurchased 1.5 million shares of its Common Stock for $208.0 million under the 2024 Stock Repurchase Program. All of the repurchased shares under the 2024 Stock Repurchase Program during the three months ended June 30, 2026 have been retired by the Company. From July 1, 2026 to July 28, 2026, the Company repurchased 0.5 million additional shares of its Common Stock for $74.0 million, and, as of July 29, 2026, the Company has remaining authorization to purchase up to $411.1 million of its Common Stock under the 2024 Stock Repurchase Program. The timing and amount of any future repurchases will depend on a number of factors, such as the levels of cash generation from operations, the volume of stock options exercised by employees, cash requirements for acquisitions, dividends paid, economic and market conditions and the price of the Common Stock.

The table below reflects the Company’s stock repurchases for the three months ended June 30, 2026:

			Total Number of	Maximum Dollar
(dollars in millions, except price per share)			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 1 to April 30, 2026	329,500	$141.08	329,500	$646.6
May 1 to May 31, 2026	626,800	130.12	626,800	565.0
June 1 to June 30, 2026	517,200	154.50	517,200	$485.1
Total	1,473,500	$141.13	1,473,500

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.14	Officers’ Certificate, dated March 30, 2026, establishing the 3.625% Senior Notes due 2031, pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on March 30, 2026).*
4.15

Officers’ Certificate, dated May 12, 2026, establishing the 3.375% Senior Notes due 2029 and the 3.875% Senior Notes due 2034, pursuant to the Indenture (filed as Exhibit 4.2 to the Form 8-K filed on May 12, 2026).*

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

10.26	2026 Amphenol Corporation Management Incentive Plan (filed as Exhibit 10.26 to the December 31, 2025 Form 10-K).†*
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

Date: July 31, 2026